Form 10-Q
period 2012-09-30
COMMODITY ADVISORS FUND L.P.
filed 2012-11-14
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-59753

COMMODITY ADVISORS FUND L.P.

(Exact name of registrant as specified in its charter)

New York	20-4267496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue — 14th Floor

New York, New York 10036

(Address of principal executive offices) (Zip Code)

(855) 672-4468

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes       No X

As of October 31, 2012, 24,003.8328 Class A Limited Partnership Redeemable Units were outstanding and 188.5819 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value (cost $44,098,890 and $45,939,170)	$44,814,906	$46,139,590
Interest receivable	2,265	0
Cash	20,726	30,573

Total assets	$44,837,897	$46,170,163

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$61,077	$46,000
Management fees	67,523	69,534
Administrative fee	37,336	38,475
Incentive fees	17,606	38,019
Other	34,995	134,716
Redemptions payable	1,133,411	3,296,163

Total liabilities	1,351,948	3,622,907

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at September 30, 2012 and December 31, 2011	0	0
General Partner, Class Z, 7,705.4080 and 15,498.7979 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	7,450,744	15,219,200
Limited Partners, Class A, 24,167.3588 and 17,837.2840 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	35,852,894	27,281,062
Limited Partners, Class Z, 188.5819 and 47.8370 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	182,311	46,994

Total partners’ capital	43,485,949	42,547,256

Total liabilities and partners’ capital	$44,837,897	$46,170,163

Class A, net asset value per Redeemable Unit	$1,483.53	$1,529.44

Class Z, net asset value per Redeemable Unit	$966.95	$981.96

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

September 30, 2012

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Cirrus Master Fund L.P.	$2,828,369	$3,145,694	7.24%
FL Master Fund L.P.	2,970,954	2,482,926	5.71
MB Master Fund L.P.	13,618,657	14,691,068	33.78
KR Master Fund L.P.	12,234,930	11,250,467	25.87
JEM Master Fund L.P.	12,445,980	13,244,751	30.46

Total investment in Funds	$44,098,890	$44,814,906	103.06%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2011

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Cirrus Master Fund L.P.	$2,662,913	$2,882,365	6.77%
FL Master Fund L.P.	3,409,143	3,241,312	7.62
MB Master Fund L.P.	14,088,373	14,540,056	34.17
KR Master Fund L.P.	12,971,771	11,713,219	27.53
JEM Master Fund L.P.	12,806,970	13,762,638	32.35

Total investment in Funds	$45,939,170	$46,139,590	108.44%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income from investment in Funds	$6,556	$1,662	$17,091	$5,656

Expenses:
Ongoing selling agent fees	174,784	234,282	505,122	389,035
Management fees	195,113	210,575	602,009	507,613
Administrative fees	107,937	116,882	333,114	233,400
Incentive fees	17,606	138,224	58,066	257,773
Other	76,957	59,693	256,348	123,153

Total expenses	572,397	759,656	1,754,659	1,510,974

Net investment income (loss)	(565,841)	(757,994)	(1,737,568)	(1,505,318)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	45,902	45,327	(23,971)	12,339,488
Change in net unrealized gains (losses) on investment in Funds	1,007,837	1,261,112	515,596	(11,043,557)

Total trading results	1,053,739	1,306,439	491,625	1,295,931

Net income (loss)	487,898	548,445	(1,245,943)	(209,387)

Net income (loss) allocation by class:
Class A	358,900	$548,445	(1,025,146)	(209,387)

Class Z	128,998	0	(220,797)	0

Net asset value per unit
Class A (24,167.3588 and 27,050.1607 Redeemable Units outstanding as of September 30, 2012 and 2011, respectively)	$1,483.53	$1,565.40	$1,483.53	$1,565.40

Class Z (7,893.9899 and 0.0000 Redeemable Units outstanding as of September 30, 2012 and 2011, respectively)	$966.95	0	$966.95	0

Net income (loss) per unit*
Class A	$15.52	$18.62	$(45.91)	$(7.10)

Class Z	$14.91	0	$(15.01)	0

Weighted average units outstanding
Class A	23,456.9001	29,576.6405	22,448.7085	29,697.3558

Class Z	8,488.4716	0	11,046.0633	0

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2011	$27,281,062	17,837.2840	$15,266,194	15,546.6349	$42,547,256	33,383.9189
Subscriptions — Limited Partners	13,410,210	8,888.2088	160,000	163.2759	13,570,210	9,051.4847
Net income (loss)	(1,025,146)	0	(220,797)	0	(1,245,943)	0
Redemptions — General Partner	0	0	(7,550,578)	(7,793.3899)	(7,550,578)	(7,793.3899)
Redemptions — Limited Partners	(3,813,232)	(2,558.1340)	(21,764)	(22.5310)	(3,834,996)	(2,580.6650)

Partners’ Capital, September 30, 2012	$35,852,894	24,167.3588	$7,633,055	7,893.9899	$43,485,949	32,061.3487

Partners’ Capital, December 31, 2010	$47,231,363	30,035.7790	$0	0	$47,231,363	30,035.7790
Subscriptions — Limited Partners	11,325,003	7,234.5046	0	0	11,325,003	7,234.5046
Net income (loss)	(209,387)	0	0	0	(209,387)	0
Redemptions — General Partner	(12,352,454)	(7,872.0151)	0	0	(12,352,454)	(7,872.0151)
Redemptions — Limited Partners	(3,650,097)	(2,348.1078)	0	0	(3,650,097)	(2,348.1078)

Partners’ Capital, September 30, 2011	$42,344,428	27,050.1607	$0	0	$42,344,428	27,050.1607

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

1.    General:

Commodity Advisors Fund L.P. (formerly known as “Energy Advisors Portfolio L.P.”) (the “Partnership”) is a limited partnership which was organized on January 30, 2006, under the limited partnership laws of the State of Delaware. The Partnership commenced trading on October 1, 2006. Between October 1, 2006 and May 1, 2011, the Partnership was operated pursuant to CFTC Rule 4.13(a)(4). Prior to May 1, 2011, the Partnership’s investment objective was to achieve capital appreciation through speculative trading, directly and indirectly, primarily in energy related investments, including, without limitation, energy futures, energy forwards, options, swaps and other over-the-counter (“OTC”) instruments and securities of energy related companies. Also, prior to May 1, 2011, the Partnership pursued its objective by allocating its capital among various energy focused portfolio managers, each of which had an individual trading strategy, primarily through investments in collective investment vehicles, including those operated by the General Partner and, occasionally, through individually managed accounts.

The current objective of the Partnership is to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures and forward contracts in those markets. The Partnership may also engage in spot, swap and other derivative transactions with the approval of the General Partner. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in note 5 “Investment in Funds”), are volatile and involve a high degree of market risk.

Between June 23, 2006 (commencement of the initial offering period) and October 1, 2006, 9,475 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The Partnership commenced its operations on October 1, 2006. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. MSSB Holdings wholly owns Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), the selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change.

Class Z Redeemable Units were first issued on October 1, 2011. As of September 30, 2012, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

As of September 30, 2012, all trading decisions were made for the Partnership by its five trading advisors (the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, the results of its operations for the three and nine months ended September 30, 2012 and changes in partners’ capital for the nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in Amendment No. 1 to the Partnership’s Registration Statement Form 10-12G/A filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2012.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Class A	Class Z	Class A	Class A	Class Z	Class A
Net realized and unrealized gains (losses) *	$29.05	$23.69	$36.33	$(4.27)	$11.90	$30.61
Interest income	0.23	0.14	0.05	0.59	0.37	0.18
Expenses **	(13.76)	(8.92)	(17.76)	(42.23)	(27.28)	(37.89)

Increase (decrease) for period	15.52	14.91	18.62	(45.91)	(15.01)	(7.10)
Net asset value per unit, beginning of period	1,468.01	952.04	1,546.78	1,529.44	981.96	1,572.50

Net asset value per unit, end of period	$1,483.53	$966.95	$1,565.40	$1,483.53	$966.95	$1,565.40

*	Includes ongoing selling agent fees.

**	Excludes ongoing selling agent fees.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Class A		Class Z		Class A	Class A	Class Z	Class A
Ratios to average net assets: ***
Net investment income (loss)	(5.6)%		(4.1)%		(6.9)%	(5.8)%	(6.9)%	(4.7)%
Incentive fees	0.0	%*****	0.1	%*****	0.3%	0.1%	0.3%	0.6%

Net investment income (loss) before incentive fees ****	(5.6)%		(4.0)%		(6.6)%	(5.7)%	(6.6)%	(4.1)%

Operating expenses	5.6%		4.1%		6.6%	5.8%	6.7%	4.1%
Incentive fees	0.0	%*****	0.1	%*****	0.3%	0.1%	0.3%	0.6%

Total expenses	5.6%		4.2%		6.9%	5.9%	7.0%	4.7%

Total return:
Total return before incentive fees	1.1%		1.6%		1.4%	(2.9)%	(1.4)%	(0.1)%
Incentive fees	(0.0	)%*****	(0.0	)%*****	(0.2)%	(0.1)%	(0.1)%	(0.4)%

Total return after incentive fees	1.1%		1.6%		1.2%	(3.0)%	(1.5)%	(0.5)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	Due to rounding.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities resulting from its investments in the Funds are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

4.    Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$44,814,906	$0	$44,814,906	$0

Net fair value	$44,814,906	$0	$44,814,906	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$46,139,590	$0	$46,139,590	$0

Net fair value	$46,139,590	$0	$46,139,590	$0

5.    Investments in Funds:

On October 1, 2006, the assets allocated to AAA Capital Management Advisors, Ltd. (“AAA”) for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company formed under the New York Limited Liability Company Law. The Partnership

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

purchased 723.8213 units of the AAA Master with cash equal to $3,315,000. The Partnership fully redeemed its investment in AAA Master on April 30, 2011, for cash equal to $3,469,560.

On October 1, 2006, the assets allocated to SandRidge Capital L.P. (“SandRidge”) for trading were invested in the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,092.7350 units of SandRidge Master with cash equal to $2,370,000. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011, for cash equal to $3,129,957.

On April 1, 2007, assets were invested in Velite Energy L.P. (“Velite Energy”), a limited partnership organized under the partnership laws of the State of Texas. The Partnership invested $12,000,000 in Velite Energy. The Partnership fully redeemed its investment in Velite Energy on March 31, 2011, for cash equal to $9,922,742.

On April 1, 2009, the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 6,000.0000 units of Sasco Master with cash equal to $6,000,000. The Partnership fully redeemed its investment in Sasco Master on April 30, 2011, for cash equal to $7,730,465.

On November 1, 2009, assets were invested in Goldfinch Capital Management, L.P. (“Goldfinch”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested $3,500,000 in Goldfinch. The Partnership fully redeemed its investment in Goldfinch on December 31, 2010, for cash equal to $3,162,493.

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master was formed to permit accounts managed now or in the future by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cirrus Master. Individual and pooled accounts currently managed by Cirrus, including the Partnership, are permitted to be limited partners of Cirrus Master. The General Partner and Cirrus believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Flintlock Capital Asset Management LLC (“Flintlock”) for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $4,171,892. FL Master was formed to permit accounts managed now or in the future by Flintlock using the Flintlock Commodity Opportunities Partners, LP at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for FL Master. Individual and pooled accounts currently managed by Flintlock, including the Partnership, are permitted to be limited partners of FL Master. The General Partner and Flintlock believe that trading through this structure should promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in FL Master on October 31, 2012 for cash equal to $2,046,008.

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master was formed in order to permit commodity pools managed now or in the future by Aventis using the Aventis Diversified Commodity (formerly the Aventis Barbarian Program) Program, a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Commodity Program at 150% Leverage, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

On May 1, 2011, the assets allocated to J E Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master was formed to permit accounts managed now or in the future by J E Moody using the Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2012.

Cirrus Master’s, FL Master’s, MB Master’s, KR Master’s and JEM Master’s, (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner of the Fund at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Ongoing selling agent, management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees and commissions are charged at the Partnership level.

At September 30, 2012, the Partnership owned approximately 14.3%, 9.6%, 26.8%, 9.7% and 30.3% of Cirrus Master, FL Master, MB Master, KR Master and JEM Master, respectively. At December 31, 2011, the Partnership owned approximately 12.5%, 14.3%, 37.4%, 10.5% and 30.1% of Cirrus Master, FL Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$22,022,594	$40,824	$21,981,770
FL Master	32,315,024	6,279,707	26,035,317
MB Master	55,852,663	1,113,403	54,739,260
KR Master	117,357,253	1,440,308	115,916,945
JEM Master	43,806,399	57,394	43,749,005

Total	$271,353,933	$8,931,636	$262,422,297

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$23,186,209	$55,047	$23,131,162
FL Master	28,928,129	6,267,539	22,660,590
MB Master	39,167,445	293,008	38,874,437
KR Master	116,101,391	4,162,840	111,938,551
JEM Master	45,732,649	67,973	45,664,676

Total	$253,115,823	$10,846,407	$242,269,416

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(28,664)	$64,580	$35,916
FL Master	(204,696)	979,760	775,064
MB Master	(176,891)	1,766,012	1,589,121
KR Master	(173,873)	4,605,264	4,431,391
JEM Master	(153,098)	618,984	465,886

Total	$(737,222)	$8,034,600	$7,297,378

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(87,110)	$1,282,319	$1,195,209
FL Master	(446,191)	(3,294,917)	(3,741,108)
MB Master	(485,321)	2,849,616	2,364,295
KR Master	(368,147)	901,800	533,653
JEM Master	(589,076)	573,871	(15,205)

Total	$(1,975,845)	$2,312,689	$336,844

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(29,739)	$454,121	$424,382
FL Master	(55,100)	2,908,310	2,853,210
MB Master	(118,857)	13,152	(105,705)
KR Master	(101,424)	(2,674,155)	(2,775,579)
JEM Master	(223,936)	3,438,373	3,214,437

Total	$(529,056)	$4,139,801	$3,610,745

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(72,231)	$1,782,947	$1,710,716
FL Master	(100,898)	1,072,946	972,048
MB Master	(203,996)	633,124	429,128
KR Master	(153,525)	(6,599,796)	(6,753,321)
JEM Master	(530,047)	4,754,480	4,224,433
AAA Master	(1,998,001)	16,706,074	14,708,073
SandRidge Master	(584,251)	48,322,928	47,738,677
Sasco Master	(707,823)	1,199,725	491,902
Velite Energy	N/A	N/A	N/A

Total	$(4,350,772)	$67,872,428	$63,521,656

Summarized information reflecting the Partnership’s investment in, and the operations of the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Cirrus Master	7.24%	$3,145,694	$8,027	$2,024	$2,428	$3,575	Energy Portfolio	Monthly
FL Master	5.71%	2,482,926	93,596	25,842	1,521	66,233	Commodity Portfolio	Monthly
MB Master	33.78%	14,691,068	536,050	61,376	4,001	470,673	Commodity Portfolio	Monthly
KR Master	25.87%	11,250,467	393,853	18,029	986	374,838	Commodity Portfolio	Monthly
JEM Master	30.46%	13,244,751	183,868	42,378	3,070	138,420	Commodity Portfolio	Monthly

Total		$44,814,906	$1,215,394	$149,649	$12,006	$1,053,739

Investment	September 30, 2012		For the nine months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Brokerage Fees	Other
Cirrus Master	7.24%	$3,145,694	$168,830	$6,523	$6,092	$156,215	Energy Portfolio	Monthly
FL Master	5.71%	2,482,926	(331,404)	55,824	5,979	(393,207)	Commodity Portfolio	Monthly
MB Master	33.78%	14,691,068	934,381	203,425	14,971	715,985	Commodity Portfolio	Monthly
KR Master	25.87%	11,250,467	61,962	36,436	4,257	21,269	Commodity Portfolio	Monthly
JEM Master	30.46%	13,244,751	164,490	160,414	12,713	(8,637)	Commodity Portfolio	Monthly

Total		$44,814,906	$998,259	$462,622	$44,012	$491,625

	December 31, 2011		For the three months ended September 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	6.77%	$2,882,365	$55,255	$1,625	$2,166	$51,464	Energy Portfolio	Monthly
FL Master	7.62%	3,241,312	487,818	7,200	2,203	478,415	Commodity Portfolio	Monthly
MB Master	34.17%	14,540,056	13,152	97,087	22,283	(106,218)	Commodity Portfolio	Monthly
KR Master	27.53%	11,713,219	(140,139)	10,343	3,441	(153,923)	Commodity Portfolio	Monthly
JEM Master	32.35%	13,762,638	1,109,368	66,174	6,493	1,036,701	Commodity Portfolio	Monthly

Total		$46,139,590	$1,525,454	$182,429	$36,586	$1,306,439

	December 31, 2011		For the nine months ended September 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	6.77%	$2,882,365	$185,217	$5,892	$4,543	$174,782	Energy Portfolio	Monthly
FL Master	7.62%	3,241,312	211,749	12,821	3,579	195,349	Commodity Portfolio	Monthly
MB Master	34.17%	14,540,056	633,124	170,561	34,312	428,251	Commodity Portfolio	Monthly
KR Master	27.53%	11,713,219	(821,692)	18,101	5,031	(844,824)	Commodity Portfolio	Monthly
JEM Master	32.35%	13,762,638	1,408,115	113,615	11,156	1,283,344	Commodity Portfolio	Monthly
AAA Master	0.00%	-	147,666	5,079	1,417	141,170	Energy Portfolio	Monthly
Sasco Master	0.00%	-	(211,912)	40,631	10,387	(262,930)	Energy Portfolio	Monthly
SandRidge Master	0.00%	-	134,277	4,115	1,480	128,682	Energy Portfolio	Monthly
Velite Energy	0.00%	-	52,107	N/A	N/A	52,107	Energy Portfolio	Monthly

Total		$46,139,590	$1,738,651	$370,815	$71,905	$1,295,931

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

6.     Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contacts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Funds’ businesses, these instruments may not be held to maturity.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

7.    Critical Accounting Policies:

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012.

Futures Contracts. The Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Options. The Funds may purchase and write (sell) both exchange—listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership Capital increased 2.2% from $42,547,256 to $43,485,949. This increase was attributable to sales of 8,888.2088 Class A Redeemable Units totaling $13,410,210 and additional sales of 163.2759 Class Z Redeemable Units totaling $160,000. This was partially offset by a net loss of $1,245,943, coupled with the redemptions of 2,558.1340 Class A Redeemable Units totaling $3,813,232 and redemptions of 22.5310 Class Z Redeemable Units totaling $21,764 and 7,793.3899 General Partner unit equivalents of Class Z totaling $7,550,578. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized trading gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the third quarter of 2012, the Partnership’s net asset value per Class A Redeemable Unit increased 1.1% from $1,468.01 to $1,483.53 as compared to an increase of 1.2% in the third quarter of 2011. During the third quarter of 2012, the Partnership’s net asset value per Class Z Redeemable Unit increased 1.6% from $952.04 to $966.95. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the third quarter of 2012 of $1,053,739. Gains were primarily attributable to the Master’s trading of commodity futures in grains, metals and softs and were partially offset by losses in energy and livestock. The Partnership experienced a net trading gain, before brokerage fees and related fees in the third quarter of 2011 of $1,306,439. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, livestock and metals, and were partially offset by losses in grains and softs.

During the third quarter, the most significant gains were recorded within the grains complex during July from long futures positions in soybeans and corn as prices climbed higher due to a severe drought in the U.S. Midwest, thus deteriorating supply amidst rising demand. Gains were also recorded in soft commodities during July from long futures positions in cocoa as prices rallied on speculation that supplies from the Ivory Coast were declining. Metals trading also recorded gains during September from long futures positions in platinum, which benefited during the month as prices rallied on concerns labor strikes in South Africa, where roughly 80% of the world’s platinum is mined, would curb supply. Further gains were recorded during September from long futures positions in gold and silver as prices advanced after the U.S. Federal Reserve announced a third round of quantitative easing. A portion of the Partnership’s gains for the third quarter was offset by losses incurred from energies trading during August from short futures positions in WTI crude oil as prices rallied during the first half of the month given the increased likelihood that central banks will look to boost economic growth, thus increasing demand . Further losses were incurred from short futures positions in RBOB gasoline as prices strengthened during the month on the back of crude oil prices, which generally rallied. Energies also incurred losses during July from short futures positions in natural gas as prices rallied due to seasonably warmer weather throughout the United States.

During the Partnership’s nine months ended September 30, 2012, the Partnership’s net asset value per Class A Redeemable Unit decreased 3.0% from $1,529.44 to $1,483.53 as compared to a decrease of 0.5% in the nine months ended September 30, 2011. During the Partnership’s nine months ended September 30, 2012, the Partnership’s net asset value per Class Z Redeemable Unit decreased 1.5% from $981.96 to $966.65. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the nine months ended September 30, 2012 of $491,625. Gains were primarily attributable to the Master’s trading of commodity futures in grains and metals and were partially offset by losses in energy, livestock and softs. The Partnership experienced a net trading gain, before brokerage fees and related fees during the nine months ended September 30, 2011 of $1,295,931. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, livestock, metals and softs, and were partially offset by losses in grains.

        During the first nine months of 2012, the most significant losses were incurred in livestock during April as long futures positions in lean hogs were negatively impacted as prices declined on speculation U.S. pork demand was slowing. Further losses were incurred in livestock trading during June from short futures positions in live cattle and lean hogs as prices rallied late in the month on rising grain prices. Soft commodities incurred losses during April from long futures positions in cotton as prices declined on concerns that a record harvest had oversupplied the market. Further losses were incurred in this sector from long futures positions in coffee as prices fell during April. In energies trading, losses were incurred during August from short futures positions in WTI crude oil as prices rallied during the first half of the month given the increased likelihood that central banks would look to boost economic growth, thus increasing demand. Further losses were incurred from short futures positions in RBOB gasoline as prices strengthened during the month on the back of crude oil prices, which generally rallied. Energies also incurred losses during July from short futures positions in natural gas as prices rallied due to seasonably warmer weather throughout the United States. The Partnership’s trading losses during the first nine months were offset by trading gains in grains and metals. The most significant gains were recorded within the grains complex during July from long futures positions in soybeans and corn as prices climbed higher due to a severe drought in the U.S. Midwest, thus deteriorating supply amidst rising demand. Further gains were recorded by the Partnership from trading in corn futures and options during January and March despite significant volatility in these markets due to weather related concerns and weaker crop projections in the U.S. Long futures positions in soybeans were also profitable as supply shortages in South America helped push prices higher in February. Metals trading also recorded gains during September from long futures positions in platinum, which benefited during the month as prices rallied on concerns labor strikes in South Africa, where roughly 80% of the world’s platinum is mined, would curb supply. Further gains were recorded during September from long futures positions in gold and silver as prices advanced after the U.S. Federal Reserve announced a third round of quantitative easing.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

        Interest income on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Funds’) brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 90 day U.S. Treasury bills maturing in 30 days. Interest income from investment in Funds for the three and nine months ended September 30, 2012 increased by $4,894 and $11,435, respectively, as compared to the corresponding periods in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Ongoing selling agent fees for the three months ended September 30, 2012 decreased by $59,498, as compared to the corresponding period in 2011. The decrease in selling agent fees is due to lower adjusted net assets per class during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Ongoing selling agent fees for the nine months ended September 30, 2012 increased by $116,087, as compared to the corresponding period in 2011. There were no ongoing selling agent fees for the period January 1, 2011 through April 30, 2011. Prior to May 1, 2011, the Partnership indirectly paid its pro rata portion of the trading expenses, including brokerage fees, incurred in connection with individually managed accounts. Also prior to May 1, 2011, collective investment vehicles operated by the General Partner paid CGM commercially reasonable commission rates.

Management fees are calculated as a percentage of the net asset value of each class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, is affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2012 decreased by $15,462, as compared to the corresponding period in 2011. The decrease in management fees is due to lower adjusted net assets per class during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Management fees for the nine months ended September 30, 2012 and 2011 totaled $602,009 and $507,613, respectively. Management fees for the nine months ended September 30, 2011 include management fees paid to the Advisors as well as a General Partner management fee. Prior to May 1, 2011, the Partnership paid the General Partner a management fee in return for its services as trading manager equal to 1% per year of net assets of the Partnership, payable monthly based on month-end net assets. Such management fees for the period January 1, 2011 through April 30, 2011, totaled $157,548.

        Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended September 30, 2012 decreased by $8,945, as compared to the corresponding period in 2011. The decrease in administrative fees is due to lower adjusted net assets per class during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Administrative fees for the nine months ended September 30, 2012 and 2011 totaled $333,114 and $233,400, respectively. Prior to May 1, 2011, the Partnership paid the General Partner a lower administrative fee in return for its administrative services to the Partnership equal to 0.25% per year of net assets of the Partnership, payable monthly, based on month-end net assets. Such fees were calculated as a percentage of the Partnership’s net asset value as of the end of each month and were affected by trading performance, subscriptions and redemptions. Such fees for the period January 1, 2011 through April 30, 2011 totaled $39,395.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $17,606 and $58,066, respectively. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $138,224 and $257,773, respectively. Prior to May 1, 2011, the Partnership paid the General Partner an incentive fee equal to 10% of the Partnership’s new trading profits earned each calendar year. Incentive fees to the General Partner are based on overall new trading profits earned by the Partnership at the end of the year. There was no General Partner incentive fees earned for the period January 1, 2011 through April 30, 2011.

In allocating the assets of the Partnership among “established” trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. In allocating the assets of the Partnership among “emerging” Advisors, the General Partner conducts proprietary research and considers the background of the Advisors’ principals as well as the Advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisors’ risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2012 and June 30, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
Cirrus	7%	6%
Flintlock	5%	6%
Aventis	33%	33%
Krom River	25%	25%
JE Moody	30%	30%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects of the Funds’ open contracts and the liquidity of the markets in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in Amendment No. 1 to the Partnership’s Registration Statement on Form 10-12G/A filed with the SEC filed on November 7, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $43,485,949.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Energy	$1,201,578	2.76%
Grains	644,940	1.48%
Livestock	264,551	0.61%
Metals	755,476	1.74%
Softs	370,666	0.85%

Total	$3,237,211	7.44%

As of December 31, 2011, the Partnership’s total capitalization was $42,547,256.

December 31, 2011

	Value at Risk	% of Total Capitalization
Market Sector
Energy	$1,684,213	3.96%
Grains	766,262	1.80%
Livestock	578,814	1.36%
Metals	281,103	0.66%
Softs	662,207	1.56%

Total	$3,972,599	9.34%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012 and for the twelve months ended December 31, 2011. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2012, Cirrus Master’s total capitalization was $21,981,770. The Partnership owned approximately 14.3% of Cirrus Master. As of September 30, 2012, Cirrus Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cirrus for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,871,700	8.51%	$2,386,800	$1,122,000	$1,703,400

Total	$1,871,700	8.51%

As of September 30, 2012, FL Master’s total capitalization was $26,035,317. The Partnership owned approximately 9.6% of FL Master. As of September 30, 2012, FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$642,196	2.47%	$914,280	$464	$461,063
Grains	1,112,775	4.27%	2,119,875	126	521,919
Livestock	656,600	2.52%	1,048,350	11,400	667,275
Metals	3,282,938	12.61%	3,799,792	136,648	2,101,986
Softs	923,550	3.55%	1,555,000	1,648	588,164

Total	$6,618,059	25.42%

*    Average of month-end Values at Risk.

As of December 31, 2011, FL Master’s total capitalization was $22,660,590. The Partnership owned approximately 14.3% of FL Master. As of December 31, 2011, FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$570,800	2.52%	$1,601,607	$190,250	$681,872

Total	$570,800	2.52%

*    Annual average of month-end Value at Risk.

As of September 30, 2012, MB Master’s total capitalization was $54,739,260. The Partnership owned approximately 26.8% of MB Master. As of September 30, 2012, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,189,415	2.17%	$1,249,400	$60,014	$950,985
Grains	1,149,671	2.10%	1,323,219	544,869	963,562
Livestock	139,285	0.25%	573,352	87,076	295,277
Softs	796,375	1.46%	1,356,865	419,763	981,539

Total	$3,274,746	5.98%

*    Average of month-end Values at Risk.

As of December 31, 2011, MB Master’s total capitalization was $38,874,437. The Partnership owned approximately 37.4% of MB Master. As of December 31, 2011, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$626,571	1.61%	$1,732,028	$27,012	$331,377
Grains	979,211	2.52%	1,073,307	76,163	341,860
Livestock	122,775	0.32%	232,250	5,000	67,058
Softs	101,450	0.26%	356,808	15,200	131,480

Total	$1,830,007	4.71%

*    Annual average of month-end Value at Risk.

As of September 30, 2012, KR Master’s total capitalization was $115,916,945. The Partnership owned approximately 9.7% of KR Master. As of September 30, 2012, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$970,043	0.83%	$2,169,540	$720,634	$934,482
Grains	1,828,484	1.58%	2,830,766	854,973	1,725,706
Livestock	507,538	0.44%	904,078	507,538	694,099
Metals	4,400,622	3.80%	5,633,228	566,868	3,257,500
Softs	477,384	0.41%	1,125,877	255,410	554,124

Total	$8,184,071	7.06%

*    Average of month-end Values at Risk.

As of December 31, 2011, KR Master’s total capitalization was $111,938,551. The Partnership owned approximately 10.5% of KR Master. As of December 31, 2011, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$651,345	0.58%	$1,515,141	$114,921	$802,683
Grains	345,908	0.31%	2,029,031	13,500	676,464
Livestock	453,614	0.40%	1,050,925	1,225	352,450
Metals	2,307,204	2.06%	4,434,879	1,946,800	2,672,044
Softs	286,638	0.26%	1,209,019	139,301	456,846

Total	$4,044,709	3.61%

*    Annual average of month-end Value at Risk.

As of September 30, 2012, JEM Master’s total capitalization was $43,749,005. The Partnership owned approximately 30.3% of JEM Master. As of September 30, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,516,226	3.46%	$1,811,998	$554,508	$997,068
Grains	173,725	0.40%	173,725	6,000	124,542
Livestock	379,400	0.87%	873,800	129,600	402,133
Metals	44,400	0.10%	45,900	6,300	44,400
Softs	73,500	0.17%	411,150	15,400	141,167

Total	$2,187,251	5.00%

*    Average of month-end Values at Risk.

As of December 31, 2011, JEM Master’s total capitalization was $45,664,676. The Partnership owned approximately 30.1% of JEM Master. As of December 31, 2011, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,859,447	4.07%	$5,686,643	$181,650	$1,801,740
Grains	520,100	1.14%	740,600	8,250	252,410
Livestock	694,200	1.52%	1,276,200	48,750	531,258
Metals	55,575	0.12%	213,525	4,350	22,019
Softs	850,000	1.86%	1,601,400	13,750	469,008

Total	$3,979,322	8.71%

*    Annual average of month-end Value at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM (together with Citigroup Inc. and its other subsidiaries, “Citigroup”) (formerly known as Salomon Smith Barney Inc.) is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.	Risk Factors.

  There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in Amendment No. 1 to the Registration Statement on Form 10-12G/A filed on November 7, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were subscriptions of 2,632.0898 Class A Redeemable Units totaling $3,895,255 and subscriptions of 25.9480 Class Z Redeemable Units totaling $25,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Share (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(a) Class Z Total Number of Shares (or Redeemable Units) Purchased*	(b) Class Z Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	84.5210	$ 1,486.98	281.3410	$ 965.96	N/A	N/A
August 1, 2012 – August 31, 2012	548.6150	$ 1,480.65	0.0000	$ 963.46	N/A	N/A
September 1, 2012 – September 30, 2012	426.3690	$ 1,483.53	518.0000	$ 966.95	N/A	N/A
	1,059.5050	$ 1,482.31	799.3410	$ 966.60

* Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — None.

Item 5.	Other Information

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

        Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Effective November 1, 2012, Flintlock will no longer be responsible for trading decisions made for the Partnership or allocated a portion of the Partnership’s assets to manage.

While the program initially traded by JE Moody on behalf of the Partnership was the JEM Commodity Relative Value Program at 200% leverage, effective October 1, 2012, JE Moody will trade the Partnership’s assets allocated to it in accordance with the JEM Commodity Relative Value Program at 300% leverage.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of Amendment No. 1 to the Registration Statement on Form 10-12G/A filed on November 7, 2012.

Item 6. Exhibits

Exhibit 3.1(a) Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.1(b) Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.1(c) Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.1(d) Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.1(e) Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.2(a) Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.2(b) Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.2(c) Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.2(d) Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.2(e) Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.2(f) Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 3.3 Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

Exhibit 10.1 Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

Exhibit 10.2(a) Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.2(b) Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.2(b) to the General Form for

Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.3(a) Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.3(b) Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.3(c) Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.4(a) Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.4(b) Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.5(a) Management Agreement among the Partnership, Ceres Managed Futures LLC and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.5(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.5(b) Letter from the General Partner to Flintlock Capital Asset Management, LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.6 Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.7 Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.8 Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 10.9(a) Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

Exhibit 10.9(b) Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

Exhibit 10.10 Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.10 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS  XBRL   Instance Document.

101.SCH XBRL  Taxonomy Extension Schema Document.

101.CAL XBRL  Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL  Taxonomy Extension Label Linkbase Document.

101.PRE XBRL  Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL  Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date:	November 14, 2012

By:	/s/ Damian George
Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 14, 2012