Form 10-K
period 2012-12-31
COMMODITY ADVISORS FUND L.P.
filed 2013-03-27
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-54753

COMMODITY ADVISORS FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-4267496
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue — 14th Floor

New York, New York 10036

(Address and Zip Code of principal executive offices)

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Redeemable Units of Limited Partnership Interest

                                                 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $33,169,258 of Class A and $176,290 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2013, there were 21,649.7058 Limited Partnership Redeemable Units of Class A outstanding and 208.7339 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Commodity Advisors Fund L.P. (formerly known as “Energy Advisors Portfolio L.P.”) (the “Partnership”) is a limited partnership which was organized on January 30, 2006, under the limited partnership laws of the State of Delaware. The Partnership commenced trading on October 1, 2006. Prior to May 1, 2011, the Partnership’s investment objective was to achieve capital appreciation through speculative trading, directly and indirectly, primarily in energy related investments, including, without limitation, energy futures, energy forwards, options, swaps and other over-the-counter (“OTC”) instruments and securities of energy related companies. Also, prior to May 1, 2011, the Partnership pursued its objective by allocating its capital among various energy focused portfolio managers, each of which had an individual trading strategy, primarily through investments in collective investment vehicles, including those operated by the General Partner and, occasionally, through individually managed accounts.

The current objective of the Partnership is to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures and forward contracts in those markets. The Partnership may also engage in spot, swap and other derivative transactions with the approval of the General Partner. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk.

Between June 23, 2006 (commencement of the initial offering period) and October 1, 2006, 9,475 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The Partnership commenced its operations on October 1, 2006. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2012, 2011 and 2010 are reported in the Statements of Changes in Partners’ Capital on page 41 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. MSSB Holdings wholly owns Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), the selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

From inception until May 1, 2011, the Partnership offered two classes of redeemable units of partnership interest: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” Redeemable and “Class Z” Redeemable Units.

Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2012, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

As of December 31, 2012, all trading decisions were made for the Partnership by its four trading advisors (each an “Advisor” and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors (i.e., Commodity trading advisors allocated less than 10% of the partnerships’ assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed to the Partnership. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. A description of the trading activities and focus of each Advisor is included on page 27 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds.

On October 1, 2006, the assets allocated to AAA Capital Management Advisors, Ltd. (“AAA”) for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 723.8213 units of AAA Master with cash equal to $3,315,000. AAA Master was formed in order to permit accounts managed by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on April 30, 2011, for cash equal to $3,469,560.

On October 1, 2006, the assets allocated to SandRidge Capital L.P. (“SandRidge”) for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,092.7350 units of SandRidge Master with cash equal to $2,370,000. SandRidge Master was formed in order to permit commodity pools managed by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011, for cash equal to $3,129,957.

On April 1, 2007, the Partnership’s assets were invested in Velite Energy L.P. (“Velite Energy”), a limited partnership organized under the partnership laws of the State of Texas. The Partnership invested $12,000,000 in Velite Energy. The Partnership fully redeemed its investment in Velite Energy on March 31, 2011, for cash equal to $9,922,742.

On April 1, 2009, the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were in invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 6,000.0000 units of Sasco Master with cash equal to $6,000,000. Sasco Master was formed in order to permit commodity pools managed by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sasco Master on April 30, 2011, for cash equal to $7,730,465.

On November 1, 2009, the Partnership’s assets were invested in Goldfinch Capital Management, L.P. (“Goldfinch”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested $3,500,000 in Goldfinch. The Partnership fully redeemed its investment in Goldfinch on December 31, 2010, for cash equal to $3,162,493.

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master was formed to permit accounts managed by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cirrus Master. Individual and pooled accounts currently managed by Cirrus, including the Partnership, are permitted to be limited partners of Cirrus Master. The General Partner and Cirrus believe that trading through this structure should promote efficiency and economy in the trading process.

        On May 1, 2011, the assets allocated to Flintlock Capital Asset Management LLC (“Flintlock”) for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $4,171,892. FL Master was formed to permit accounts managed by Flintlock using the Flintlock Commodity Opportunities Partners, LP at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FL Master on October 31, 2012 for cash equal to $2,046,008.

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master was formed in order to permit commodity pools managed by Aventis using the Aventis Diversified Commodity Strategy (formerly the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master was formed in order to permit commodity pools managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to J E Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master was formed to permit accounts managed now or in the future by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2012.

Cirrus Master’s, MB Master’s, KR Master’s and JEM Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (the “clearing fees”) are borne by the Funds. All other fees are charged at the Partnership level.

For the period January 1, 2012 through December 31, 2012, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4%, and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. At December 31, 2011, the Partnership owned approximately 12.5%, 14.3%, 37.4%, 10.5% and 30.1% of Cirrus Master, FL Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profit or losses if any, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: (i) the vote to dissolve the Partnership by limited partners owning more than 50% of all Classes of Redeemable Units then outstanding, notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership, withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act, unless the Partnership is continued as provided in the Third Amended and Restated Limited Partnership Agreement (the “Limited Partnership Agreement”) or (iii) any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate Net Assets of the Partnership decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership. Prior to May 1, 2011, the Partnership paid the General Partner an administrative fee in return for its administrative services to the Partnership equal to 0.25% per year of Net Assets of the Partnership, payable monthly, based on month-end Net Assets. In addition, prior to May 1, 2011, the Partnership paid the General Partner a management fee in return for its services as trading manager equal to 1% per year of Net Assets of the Partnership, payable monthly based on month-end Net Assets. Further, prior to May 1, 2011, the Partnership paid the General Partner an incentive fee for its services as trading manager equal to 10% of the Partnership’s New Trading Profits earned each calendar year. Since May 1, 2011, the Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1.0% per year) per class of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner and the Partnership have entered into management agreements (each, a “Management Agreement” and together, the “Management Agreements”) with each of the Advisors, pursuant to which the Advisors manage the Partnership’s assets. Prior to May 1, 2011, the Partnership indirectly paid its pro rata portion of the operating expenses of the collective investment vehicles in which the Partnership invested. The Partnership also paid the management and incentive fees incurred in connection with individually managed accounts. Management fees generally ranged from 1.0% to 4.0% of Net Assets per year, and incentive compensation generally ranged from 20% to 30% of new trading profits. Since May 1, 2011, the Partnership pays each Advisor a monthly management fee ranging from 1.0% to 2.0% per year of the adjusted month-end Net Assets of each Class of Redeemable Units allocated to each respective Advisor. Each Advisor may receive an incentive fee, accrued monthly and payable quarterly, ranging from 15% to 20% of New Trading Profits, as defined in the Management Agreements, earned by the Advisor for each Class of Redeemable Units in each calendar quarter (or such shorter period in the case of an earlier termination of an Advisor). Month-end Net Assets per Class, for each outstanding Class, for the purpose of calculating management fees are Net Assets per Class, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. To the extent an Advisor incurs a loss for the Partnership, such Advisor will not receive an incentive fee until such Advisor recovers the net loss incurred and earns additional trading profits for the Partnership. The Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable annually, equal to 20% of the New Trading Profits, as defined in the Management Agreements, earned by each Advisor for the Partnership. The Advisor will not be paid incentive fee until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership has entered into an Alternative Investment Placement Agent Agreement (the “Agency Agreement”). Prior to May 1, 2011, the Partnership paid Morgan Stanley Smith Barney and CGM a distribution fee of up to 0.75% per year of Net Assets of the Redeemable Units sold, payable monthly out of the General Partner’s administrative fee. Since May 1, 2011, the Partnership will pay Morgan Stanley Smith Barney a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership will not pay an ongoing selling agent fee with respect to limited partners holding Class Z Redeemable Units. For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end Net assets prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner’s administrative fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month.

Prior to May 1, 2011, the portfolio funds entered into a customer agreement. (the “Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the portfolio funds’ account in accordance with orders placed by the Advisors. The portfolio funds were obligated to pay CGM commercially reasonable commission rates (“Brokerage Commissions”). This fee included exchange, give-up, user, clearing, floor brokerage and National Futures Association fees (collectively the “clearing fees”). As of May 1, 2011, the portfolio funds were no longer required to pay Brokerage Commissions.

Since May 1, 2011, all clearing fees are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. Prior to September 1, 2012, the General Partner paid (out of its own funds) a service to CGM. Effective September 1, 2012, the Partnership, through its investment in the Funds, will pay CGM a service fee equal to $1 per round-turn for futures transactions, an equivalent amount for swaps and $0.50 per side for options transactions. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on its allocable share of 100% of the average daily equity maintained in cash in each of the Funds’ brokerage accounts at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2012 was $35,141,447.

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.

(e) Available Information. The Partnership does not have an internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

(f) Reports to Security Holders. Not applicable.

(g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h) Smaller Reporting Companies. Not applicable.

Item 1A. Risk Factors.

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent, management and administrative fees. Fees will be paid to the trading Advisor even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited, and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/ Funds’ commodity broker are affiliates;

2.	The Advisor, the Partnership’s/Funds’ commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

One of the objectives of the Partnership is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership achieving positive returns and such returns being independent of stock and bond market returns.

Past performance is no assurance of future results.

The Advisors’ trading strategies may not perform as they have performed in the past. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Regulatory changes could restrict the Partnership’s operations.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

Citigroup Inc., the ultimate parent company to CGM, files annual reports and quarterly reports with the SEC. These reports disclose information about various matters in which Citigroup Inc. and CGM may be parties, including information about any litigation or regulatory investigations. Such annual reports and quarterly reports are available on the website of the SEC (http://www.sec.gov/). Actions with respect to CGM’s futures commission merchant business are publicly available on the website of NFA (http://www.nfa.futures.org/).

There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and alleged class action lawsuits related to Enron. On August 27, 2007, the District Court for the Southern District of New York in IN RE ENRON CORP. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement, approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008, Citigroup made a pretax payment of $1.66 billion to Enron, and waived certain claims against Enron’s estate. Enron also allowed specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (“CLNs”), and released all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts paid to settle these actions were covered by existing Citigroup litigation reserves.

On February 14, 2008, Citigroup agreed to settle CONNECTICUT RESOURCES RECOVERY AUTHORITY v. LAY, ET AL., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Over the first two quarters of 2008, Citigroup agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) AHLICH v. ARTHUR ANDERSEN, L.L.P.; (2) DELGADO v. FASTOW; (3) PEARSON v. FASTOW; (4) ROSEN v. FASTOW; (5) BULLOCK v. ARTHUR ANDERSEN, L.L.P.; (6) CHOUCROUN v. ARTHUR ANDERSEN, L.L.P.; (7) GUY v. ARTHUR ANDERSEN, L.L.P. (8) ADAMS v. ARTHUR ANDERSEN, L.L.P.; (9) JOSE v. ARTHUR ANDERSEN, L.L.P.; and (10) ODAM, ET AL., v. ENRON CORP., ET AL. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, Citigroup agreed to settle SILVERCREEK MANAGEMENT INC., ET AL. v. SALOMON SMITH BARNEY, INC. ET AL., and SILVERCREEK MANAGEMENT INC., ET AL. v. CITIGROUP INC., ET AL., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves. On May 30, 2008, the Southern District of Texas approved Citigroup’s settlement of WESTPAC BANKING CORP. v. CITIBANK, N.A., an action arising out of an Enron-related credit derivative transaction between Citibank and the plaintiff. The amount paid to settle this action was covered by existing Citigroup litigation reserves. On July 9, 2008, Citigroup agreed to settle PUBLIC UTILITY DISTRICT NO. 1 OF SNOHOMISH COUNTY, WASHINGTON v. CITIGROUP, ET AL., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

A number of other individual actions have been settled, including, on January 21, 2009, the parties settled VANGUARD BALANCED INDEX FUND, ET AL. v. CITIGROUP, ET AL., an action filed in 2003 in Pennsylvania state court by certain investment funds, and asserting claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. The case had been coordinated with NEWBY, ET AL. v. ENRON CORP., ET AL., which was settled in 2006, until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.

On May 14, 2009, a settlement agreement was executed among the parties in D K ACQUISITION PARTNERS, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. and AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. On June 3, 2009, a settlement agreement was executed among the parties in UNICREDITO ITALIANO, SpA, ET AL. v. J.P. MORGAN CHASE BANK, ET AL. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

WorldCom, Inc.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants — along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors — in a consolidated class action (IN RE WORLDCOM, INC. SECURITIES LITIGATION) brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class settlement became final in March 2006.

Following the resolution of all other individual actions by settlements and other resolutions, one individual action remains pending on appeal in the Second Circuit, HOLMES, et al. v. GRUBMAN, et al., which was brought by an individual and entities who opted out of the WorldCom securities class action settlement. On October 13, 2006, this action was dismissed with prejudice by the District Court for the Southern District of New York. On June 3, 2009, the Second Circuit certified certain state law questions to be resolved by the Georgia Supreme Court, which has issued an opinion answering those questions. The Second Circuit has not yet decided the appeal. On June 23, 2010, the Second Circuit affirmed the dismissal of the remaining claims in HOLMES v. GRUBMAN. Petitioners-plaintiffs submitted a petition for certiorari to the United States Supreme Court seeking review of the decision of the Second Circuit, affirming dismissal of the action.

Research

Customer Class Actions

In March 2004, an alleged research-related customer class action alleging various state law claims on behalf of Smith Barney customers arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the

District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as preempted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On March 2, 2007, the District Court vacated its 2005 order dismissing the case and remanded the action to Illinois state court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. On October 13, 2011, the court entered an order dismissing with prejudice all class action claims asserted in DISHER v. CITIGROUP GLOBAL MARKETS INC., holding that the claims were precluded under the Securities Litigation Uniform Standards Act of 1998. The court granted leave for lead plaintiff to file an amended complaint asserting only his individual state-law claims within 21 days. An amended complaint was not filed within the 21-day period. The alleged representative plaintiff has filed a notice of appeal from the court’s October 13, 2011 order. On February 3, 2012, the Illinois Appellate Court dismissed plaintiff’s appeal in DISHER v. CITIGROUP GLOBAL MARKETS INC. for lack of a final, appealable judgment, and the Circuit Court entered a final judgment dismissing the action on February 14, 2012. No appeal from that judgment has been filed.

Global Crossing, Ltd.

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which named as defendants, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under the federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims asserted causes of action under the federal securities laws and common law in connection with CGM’s research reports about Global Crossing and Asia Global Crossing and for CGM’s roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup-Related Defendants entered into a settlement agreement that was preliminarily approved by the Court on March 8, 2005, and was finally approved on June 30, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-Related Defendants moved to dismiss the latter action on May 28, 2004, which motion remains pending. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to CGM Global Crossing research reports are pending in numerous arbitrations around the country. On August 20, 2008, Plaintiff filed an amended complaint that narrowed the pending claims. Citigroup has yet to respond to the amended complaint.

Telecommunications Research Class Actions

Beginning in May 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of alleged class action lawsuits and arbitration demands by purchasers of various securities, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934 for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research. The Citigroup research analyst reports concerned seven issuers: AT&T Corp. (“AT&T”), Winstar Communications, Inc. (“Winstar”), Level 3 Communications, Inc. (“Level 3”), Metromedia Fiber Network, Inc. (“MFN”), XO Communications, Inc. (“XO”), Williams Communications Group Inc. (“Williams”), and Focal Communications,

Inc. (“Focal”). These alleged class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION. On June 20, 2006, the District Court certified the plaintiff class in the M FN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit, and oral argument was held in January 2008. On September 30, 2008, the District Court’s class certification decision was vacated on appeal by the United States Court of Appeals for the Second Circuit. On October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period; the settlement was preliminarily approved by the District Court on November 19, 2008. On February 27, 2009, the District Court approved the class action settlement, and entered a final judgment dismissing the action with prejudice.

Credit-Crisis-Related Litigation and Other Matters

Citigroup and certain of its subsidiaries have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws, foreign laws, state securities and fraud law, and the Employee Retirement Income Security Act (“ERISA”); (ii) individual investors and purported classes of investors in, and issuers of, auction rate securities alleging violations of the federal securities and antitrust laws; (iii) counterparties to significant transactions adversely affected by developments in the credit and subprime markets; (iv) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including securities issued by other public companies, collateralized debt obligations (“CDOs”), mortgage-backed securities (“MBS”), auction-rate securities (“ARS”), investment funds, and other structured or leveraged instruments, which have suffered losses as a result of the credit crisis; (v) municipalities, related entities and individuals asserting public nuisance claims; and (vi) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the U.S. and in foreign tribunals, as well as in arbitrations before Financial Industry Regulatory Authority (“FINRA”) and other arbitration associations.

In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency (“FHFA”), state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other federal and state government agencies and authorities in connection with various formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing, and underwriting of CDOs and MBS, and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

Regulatory Actions: On October 19, 2011, in connection with its industry wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO transaction (“Class V”), which alleged that CGM negligently failed to disclose in the Class V offering documents that CGM played a role in the asset selection process for the transaction and retained a short position in certain of those assets. On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer CGM agreed to disgorge $160 million and to pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the district court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and CGM filed notices of appeal from the district court’s November 28 order. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. On March 15, 2012, the

United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGM.

Federal and state regulators, including the SEC, also have served subpoenas or otherwise requested information related to Citigroup’s issuing, sponsoring, or underwriting of MBS. These inquiries include a subpoena from the Civil Division of the Department of Justice that Citigroup received on January 27, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Beginning in November 2007, Citigroup and a number of current and former officers, directors, and employees have been named as defendants in a variety of class action and individual securities lawsuits brought by Citigroup shareholders, investors in Citigroup’s equity and debt securities, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s disclosures regarding its exposure to CDOs, MBS, and structured investment vehicles (“SIVs”), Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general involvement in subprime- and credit-related activities.

Securities Actions:

On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes (including CGM) were named as defendants in two alleged class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of forty-eight corporate debt securities, preferred stock, and interests in preferred stock issued by Citigroup and related issuers over a two-year period from 2006 to 2008. On December 10, 2008, these two actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, as amended, but denying defendants’ motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class is pending. Plaintiffs have not yet quantified the alleged class’ alleged damages. Because of the preliminary stage of the proceedings, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for this action or predict the timing of its eventual resolution. On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933, as amended -BUCKINGHAM v. CITIGROUP INC., ET AL. and CHEN v. CITIGROUP INC., ET AL. and were later designated as related to IN RE CITIGROUP INC. BOND LITIGATION. On May 7, 2009, BUCKINGHAM and CHEN were consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

On April 9, 2009, another case asserting violations of the Securities Act of 1933, as amended -PELLEGRINI v. CITIGROUP INC., ET AL.-was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the PELLEGRIN I action be designated as related to IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION. On May 11, 2009, an alleged class action ASHER, ET AL. v. CITIGROUP INC., ET AL. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933, as amended in connection with plaintiffs’ investments in certain offerings of preferred stock issued by Citigroup. On May 15, 2009, plaintiffs in IN RE CITIGROUP INC. BOND LITIGATION requested that ASH ER and PELLEGRINI be consolidated with IN RE CITIGROU P INC. BOND LITIGATION. On August 31, 2009, ASH ER and PELLEGRINI were consolidated with IN RE CITIGROUP INC. BOND LITIGATION.

On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933, as amended and the Securities Exchange Act of 1934- BRECHER v. CITIGROUP INC., ET AL. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the BRECHER action to the Southern District of New York for coordinated pre-trial proceedings with IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION. On August 7, 2009, the Judicial Panel on Multidistrict Litigation transferred BRECHER, ET AL. v. CITIGROUP INC., ET AL. to the Southern District of New York for coordination with IN RE CITIGROUP INC. SECURITIES LITIGATION.

On April 17, 2009, an alleged class action BRECHER, ET AL. v. CGM, ET AL. was filed in California state court asserting claims against Citigroup, CGM, and certain of the Citigroup’s current and former directors under California’s Business and Professions Code and Labor Code, as well as under California common law, relating to, among other things, losses incurred on common stock awarded to Smith Barney financial advisors in connection with the execution of their employment contracts. On May 19, 2009, an amended complaint was filed. On July 9, 2009, the Judicial Panel on Multidistrict Litigation was notified that BRECHER, ET AL. v. CGM, ET AL. is a potential tag-along action to IN RE CITIGROUP, INC. SECURITIES LITIGATION. On July 15, 2009, after having removed the case to the United States District Court for the Southern District of California, defendants filed motions to dismiss the complaint and to stay all further proceedings pending resolution of the tag-along petition. On July 22, 2009, plaintiffs in BRECHER, ET AL. v. CGM, ET AL. voluntarily dismissed the claims against the individual defendants and moved to remand the remaining action against Citigroup, CGM, and the Personnel and Compensation Committee to state court. On September 8, 2009, the United States District Court for the Southern District of California ordered that defendants show cause as to why there was federal jurisdiction over the case. On September 17, 2009, defendants responded to the district court’s order.

On August 19, 2009, KOCH, ET AL. v. CITIGROUP INC., ET AL., an alleged class action, was filed in the United States District Court for the Southern District of California on behalf of participants in Citigroup’s Voluntary FA Capital Accumulation Program (“FA CAP Program”) against various defendants, including Citigroup and CGM, asserting claims under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, and Minnesota state law in connection with plaintiffs’ acquisition of certain securities through the FA CAP Program. On September 30, 2009, the Judicial Panel on Multidistrict Litigation conditionally transferred KOCH to the United States District Court for the Southern District of New York as a potential tag-along to IN RE CITIGROUP INC. SECURITIES LITIGATION. On October 8, 2009, a consolidated amended complaint was filed in BRECHER, ET AL. v. CITIGROUP INC., ET AL. in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws and Minnesota and California state law. The complaint purports to consolidate the similar claims asserted in KOCH.

In the consolidated action, lead plaintiffs assert claims on behalf of an alleged class of participants in Citigroup’s Voluntary Financial Advisor Capital Accumulation Plan from November 2006 through January 2009. On June 7, 2011, the district court granted defendants’ motion to dismiss the complaint and subsequently entered judgment. On November 14, 2011, the district court granted in part plaintiffs’ motion to alter or amend the judgment and granted plaintiffs leave to amend the complaint. On November 23, 2011, plaintiffs filed an amended complaint alleging violations of Section 12 of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss certain of plaintiffs’ claims on December 21, 2011.

Several institutions and sophisticated investors that purchased debt and equity securities issued by Citigroup and related issuers have also filed actions on their own behalf against Citigroup and certain of its subsidiaries in the Southern District of New York and the Court of Common Pleas for Philadelphia County. These actions assert claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION actions described above. Collectively, these investors seek damages exceeding $1 billion. On June 8, 2012, defendants filed an interlocutory appeal in the United States Court of Appeals for the Second Circuit from the district court’s decision in INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL., holding that the tolling doctrine set forth in American Pipe & Construction Co. v. Utah, 414 U.S. 538 (1974), applies to the statute of repose in the Securities Act of 1933, as amended.

Other Matters:

Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM also has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of alleged classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended.

AIG. Beginning in October 2008, four alleged class actions were filed in the United States District Court for the Southern District of New York by American International Group, Inc. (“AIG”) investors and shareholders. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of AIG debt securities and common stock, some of which were underwritten by CGM. On March 20, 2009, the four alleged class actions were consolidated by the United States District Court for the Southern District of New York under the caption IN RE AMERICAN INTERNATIONAL GROUP, INC. 2008 SECURITIES LITIGATION. Plaintiffs filed a consolidated amended complaint on May 19, 2009, which includes two Citigroup affiliates among the underwriter defendants. On August 5, 2009, the underwriter defendants, including CGM and CGML, moved to dismiss the consolidated amended complaint.

Ambac Financial Group. On May 9, 2008, four alleged class actions brought by shareholders of Ambac Financial Group, Inc., pending in the United States District Court for the Southern District of New York, were consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION. On August 22, 2008, plaintiffs filed a consolidated amended class action complaint alleging violations of Sections 11 and 12 of the Securities Act of 1933, as amended arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of Ambac securities, some of which were underwritten by CGM. Defendants filed a motion to dismiss the complaint on October 21, 2008. On December 3, 2010, plaintiffs and the underwriter defendants, including Citigroup, entered into a memorandum of understanding settling all claims against Citigroup subject to the entry of a final stipulation of settlement and court approval. On May 6, 2011, plaintiffs and the underwriter defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION signed formal stipulations of settlement, which were submitted to the court for preliminary approval. On June 14, 2011, the court entered an order preliminarily approving the proposed settlement. On September 28, 2011, the district court approved the settlement between plaintiffs and defendants, including Citigroup, in IN RE AMBAC FINANCIAL GROUP INC. SECURITIES LITIGATION and judgment was entered. A member of the settlement class has appealed the judgment to the United States Court of Appeals for the Second Circuit. On December 22, 2011, the underwriter defendants moved to dismiss the appeal. On March 21, 2012, the United States Court of Appeals for the Second Circuit granted the underwriters, motion to dismiss an appeal seeking to challenge the district court’s approval of the underwriters, settlement of IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION.

American Home Mortgage. On March 21, 2008, 19 alleged class actions brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York, were consolidated under the caption IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION. On June 3, 2008, plaintiffs filed a consolidated amended complaint, alleging violations of Sections 11 and 12 of the Securities Act of 1933, as amended arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with two offerings of American Home Mortgage securities underwritten by CGM, among others. Defendants, including Citigroup and CGM, filed a motion to dismiss the complaint on September 12, 2008. On July 7, 2009, lead plaintiffs filed a motion for preliminary approval of settlements reached with all defendants (including Citigroup and CGM). On July 31, 2009, the District Court entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM).

On July 27, 2009, UTAH RETIREMENT SYSTEMS v. STRAUSS, ET AL. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933, as amended and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM. This matter has been settled.

Countrywide. Citigroup has been named in several alleged class actions lawsuits alleging violations of Section 11 and 12 of the Securities Act of 1933, as amended relating to its role as one of numerous underwriters of offerings of securities and mortgage pass-through certificates issued by Countrywide. The lawsuits include a consolidated action filed in the United States District Court for the Central District of California and two other lawsuits pending in the Superior Court of the California, Los Angeles County.

Lehman. Citigroup has been named in several alleged class action lawsuits alleging violations of Section 11 and 12 of the Securities Act of 1933, as amended relating to its role as one of numerous underwriters of offerings of securities issued by Lehman Brothers. The lawsuits are currently pending in the United States District Courts for the Southern District of New York, the Eastern District of New York and the Eastern and Western Districts of Arkansas. On May 2, 2012, the United States District Court for the Southern District of New York entered a judgment approving a stipulation of settlement with the underwriter defendants, including Citigroup, in IN RE LEHMAN BROTHERS EQUITY/DEBT SECURITIES LITIGATION.

Fannie Mae. Beginning in August 2008, CGM, along with a number of other financial institutions, was named as a defendant in eight complaints filed by shareholders of Federal National Mortgage Association (“Fannie Mae”) in connection with the underwriting of three offerings of Fannie Mae stock during 2007 and 2008. CGM, along with the other defendants, moved to dismiss three of the suits that alleged violations of Section 12(a)(2) of the Securities Act of 1933, as amended. The remaining actions allege violations of Section 10(b) of the Securities Exchange Act. On January 29, 2009, the U.S. Judicial Panel on Multidistrict Litigation heard oral argument on whether all lawsuits pending against CGM and several other lawsuits pending against other defendants should be consolidated.

Freddie Mac. CGM, along with a number of other financial institutions, has been named as a defendant in two lawsuits pending in the United States District Court for the Southern District of New York brought by Freddie Mac shareholders who purchased preferred shares traceable to a November 2007 offering of Z Preferred Shares. Plaintiffs allege violations of Section 12(a)(2) of the Securities Act of 1933, as amended and Section 10(b) of the Securities Exchange Act of 1934 because the offering materials failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting procedures and risk management, and the resulting negative impact to Freddie’s capital.

Discrimination in Lending Actions. Two alleged class actions have been filed alleging claims of racial discrimination in mortgage lending under the Equal Credit Opportunity Act, the Fair Housing Act, and/or the Civil Rights Act. The first action, PUELLO, ET AL. v. CITIFINANCIAL SERVICES, INC., ET AL., was filed against Citigroup and its affiliates in the United States District Court for the District of Massachusetts. The second action, NAACP v. AMERIQUEST MORTGAGE CO., ET AL., was filed against one of Citigroup’s affiliates in the United States District Court for the Central District of California. In each action, defendants’ motions to dismiss have been denied. On September 21, 2009, the United States District Court for the Central District of California denied defendant CitiMortgage’s motion for summary judgment and granted its motion to strike the jury demand.

Counterparty and Investor Actions. Citigroup and certain of its subsidiaries have been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities.

Ambac: Counterparties to transactions involving CDOs, SIVs, credit default swaps (“CDS”), and other instruments related to investments in MBS have sued Citigroup on a variety of theories. On August 3, 2009, one such counterparty filed an action — AMBAC CREDIT PRODUCTS, LLC v. CITIGROUP INC., et al. — in New York Supreme Court, County of New York, alleging various claims including fraud and breach of fiduciary duty in connection with Citigroup’s purchase of CDS from Ambac as credit protection for a $1.95 billion super-senior tranche of a CDO structured by Citigroup, the underlying assets of which allegedly included subprime MBS. Ambac alleges, among other things, that Citigroup misrepresented the nature of the risks that were being transferred. On October 7, 2009, defendants filed a motion to dismiss the complaint. On June 7, 2010, in connection with a global settlement agreement between Ambac and Citigroup, the parties stipulated to a discontinuation with prejudice.

In August 2011, two Saudi nationals and related entities commenced a FINRA arbitration against CGM alleging $380 million in losses resulting from certain options trades referencing a portfolio of hedge funds and certain credit facilities collateralized by a private equity portfolio. CGM did not serve as the counterparty or credit facility provider in these transactions. In September 2011, CGM commenced an action in the United States District Court for the Southern District of New York seeking to enjoin the arbitration. Simultaneously with that filing, the Citigroup entities that served as the counterparty or credit facility provider to the transactions commenced actions in London and Switzerland for declaratory judgments of no liability.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of MBS and CDOs sold or underwritten by Citigroup. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, as amended, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $10.8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6.4 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the FHFA, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On July 14, 2011, plaintiff filed an amended complaint in FEDERAL HOME LOAN BANK OF INDIANAPOLIS v. BANC OF AMERICA MORTGAGE SECURITIES, INC., ET AL., which no longer names Citigroup or any of its affiliates as defendants.

On September 2, 2011, the FHFA filed four lawsuits against Citigroup and certain of its subsidiaries alleging actionable misstatements or omissions in connection with the issuance and/or underwriting of residential mortgage-backed securities. The FHFA has asserted similar claims against numerous other financial institutions. The FHFA seeks rescission of investments made by Fannie Mae and Freddie Mac, and/or other damages. On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings. On August 14, 2012, a motions panel of the United States Court of Appeals for the Second Circuit granted defendants’ motion for leave to appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On September 9, 2011, the Western & Southern Life Insurance Company and other entities filed an amended complaint against CGM, as well as other financial institutions, alleging actionable misstatements or omissions in connection with the sale of residential mortgage-backed securities. On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On January 27, 2012, in THE CHARLES SCHWAB CORP. v. BNP PARIBAS SECURITIES CORP., ET AL., the court overruled the demurrers as to all claims involving Citigroup. Plaintiff filed an amended complaint on April 5, 2012.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five CDOs.

On May 18, 2012, the Federal Deposit Insurance Corporation filed complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including CGM, Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of RMBS by two failed banks for which the FDIC is acting as receiver.

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

On July 27, 2012, Royal Park Investments SA/NV filed a summons with notice in New York Supreme Court against various defendants, including Citigroup and certain of its subsidiaries, asserting disclosure claims arising out of purchases of RMBS.

On August 10, 2012, the FDIC filed complaints in the Alabama Circuit Court of Montgomery County and the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup and certain of its subsidiaries, asserting disclosure claims arising out of RMBS purchases by a failed bank for which the FDIC is acting as receiver.

On September 5, 2012, IKB International S.A. and IKB Deutsche Industriebank AG filed a summons with notice in New York Supreme Court against Citigroup and certain of its subsidiaries.

On September 19, 2012, the Illinois state court denied defendants’ motions to dismiss in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA FUNDING CORP., ET AL.

On September 28, 2012, the Massachusetts state court denied in part and granted in part defendants’ motion to dismiss in CAMBRIDGE PLACE INVESTMENT MANAGEMENT, INC. v. MORGAN STANLEY & CO., INC., ET AL.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended and assert disclosure claims on behalf of an alleged class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other purchasers of residential mortgage-backed securities sold or underwritten by affiliates of Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with those investors.

In addition to these actions, various parties to MBS securitizations and other interested parties have asserted that certain affiliates of Citigroup breached representations and warranties made in connection with mortgage loans sold into securitization trusts (private-label securitizations). In connection with such assertions, Citigroup has received significant levels of inquiries and demands for loan files, as well as requests to toll (extend) the applicable statutes of limitation for, among others, representation and warranty claims relating to its private-label securitizations. These inquiries, demands and requests have come from trustees of securitization trusts and others.

Among these requests, in December 2011, Citigroup received a letter from the law firm Gibbs & Bruns LLP, which purports to represent a group of investment advisers and holders of MBS issued or underwritten by affiliates of Citigroup. Through that letter and subsequent discussions, Gibbs & Bruns LLP has asserted that its clients collectively hold certificates in 87 MBS trusts purportedly issued and/or underwritten by affiliates of Citigroup, and that affiliates of Citigroup have repurchase obligations for certain mortgages in these trusts. Given the continued and increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and assertions respecting securitizations may further increase. These inquiries and assertions could lead to actual claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters.

Auction-rate Securities-Related Litigation and Other Matters

Beginning in March 2008, Citigroup and certain of its subsidiaries have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and purchasers or issuers of ARS, asserting claims under the federal securities laws, Section 1 of the Sherman Antitrust Act (the “Sherman Act”), and state law arising from the collapse of the ARS market in early 2008, which plaintiffs contend Citigroup and other ARS underwriters foresaw or should have foreseen but failed adequately to disclose. Most of these matters have been dismissed or settled.

Securities Actions: Beginning in March 2008, Citigroup, CGM and their affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and alleged class action lawsuits related to ARS. These alleged securities class actions have been consolidated in the United States District Court for the Southern District of New York, as IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. A consolidated amended complaint was filed on August 25, 2008, asserting claims for market manipulation under Sections 10 and 20 of the Securities Exchange Act of 1934, violations of the Investment Advisers Act and various state Deceptive Practices Acts, as well as claims for breach of fiduciary duty and injunctive relief. Defendants filed a motion to dismiss the complaint on October 24, 2008, which was fully briefed on January 23, 2009. On September 11, 2009, the court granted defendants’ motion to dismiss the consolidated amended complaint. On October 15, 2009, plaintiffs filed a further amended complaint, which defendants also have moved to dismiss. On March 1, 2011, the United States District Court for the Southern District of New York dismissed plaintiffs’ fourth consolidated amended complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. Plaintiffs-appellants have appealed to the United States Court of Appeals for the Second Circuit from the order entered on March 1, 2011 by the United States District Court for the Southern District of New York in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION dismissing their fourth consolidated amended complaint. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with IN RE CITIGROUP INC. AUCTION RATE SECURITIES LITIGATION.

On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer AMERICAN EAGLE OUTFITTERS, INC., ET AL. v. CITIGROUP GLOBAL MARKETS INC. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with IN RE CITIGROUP INC. AUCTION RATE SECURITIES

LITIGATION and FINN v. SMITH BARNEY, ET AL. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.

On April 1, 2009, TEXAS INSTRUMENTS INC. v. CITIGROUP GLOBAL MARKETS INC., ET AL. was filed in Texas state court asserting violations of state securities law by CGM, B NY Capital Markets, Inc. and Morgan Stanley and Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants. On May 17, 2011, the District Court of Dallas County, Texas, dismissed plaintiff’s complaint in TEXAS INSTRUMENTS INC. v. CITIGROUP GLOBAL MARKETS INC., ET AL, following the settlement of the matter.

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V PHARMACEUTICAL CO. v. CGM from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with IN RE CITIGROUP AUCTION-RATE SECURITIES LITIGATION. On August 24, 2009, CGM moved to dismiss the complaint.

On October 2, 2009, the Judicial Panel on Multi-district Litigation transferred OCWEN FINANCIAL CORP., ET AL. v. CGM to the United States District Court for the Southern District of New York for coordination with IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION. On March 27, 2012, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of plaintiffs’ complaint in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION.

Hansen Beverage Co. v. Citigroup Inc., et al.: On July 11, 2008, a complaint was filed against Citigroup, CGM and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in ARS. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the District Court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration.

Antitrust Actions: MAYOR & CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., ET AL. and RUSSELL MAYFIELD, ET AL. v. CITIGROUP INC., ET AL., are lawsuits filed in the Southern District of New York on behalf of a purported class of ARS issuers and investors, respectively, against Citigroup, CGM and various other financial institutions. In these actions, plaintiffs allege violations of Section 1 of the Sherman Act arising out of defendants’ alleged conspiracy to artificially restrain trade in the ARS market. On January 15, 2009, defendants filed motions to dismiss the complaints in these actions. On January 26, 2010, both actions were dismissed. The actions are now pending on appeal.

Governmental and Regulatory Matters. On August 7, 2008, Citigroup and certain of its affiliates reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined in by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.

Citigroup and certain of its affiliates are also subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction-rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to A RS investments.

Falcon and ASTA/M AT–Related Litigation and Other Matters

Beginning in April 2008, Citigroup has been named as defendant in various complaints filed by investors in the Falcon and ASTA/MAT funds seeking recoupment of their alleged losses. Although most of these investor disputes have been resolved, some remain pending.

In re MAT Five Securities Litigation: Three actions asserting claims for alleged violations of Section 12 of the Securities Act of 1933, as amended, as well as violations of the Delaware Securities Act and breach of fiduciary duty under Delaware law, were filed by investors in MAT Five LLC in the United States District Court for the Southern District of New York. These actions were consolidated under the caption IN RE MAT FIVE SECURITIES LITIGATION. A consolidated class action complaint was filed on October 2, 2008. On December 4, 2008, defendants filed a motion in the District Court to dismiss the complaint in this consolidated action brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in MARIE RAYMOND REVOCABLE TRUST, ET AL. v. MAT FIVE LLC, ET AL. in the Delaware Chancery Court, which is currently being appealed (discussed above). On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case. On July 8, 2009, the District Court approved the voluntary dismissal of this action.

Zentner v. Citigroup Inc. et al.: On June 26, 2008, an investor in Falcon Strategies Plus LLC filed an alleged class action complaint in New York state court, asserting claims for fraud and negligent misrepresentation under New York law, and breach of fiduciary duty under Delaware law, relating to the marketing of shares and the management of the Falcon fund. Defendants filed a motion to dismiss the complaint on November 28, 2008. On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.

Zentner v. Citigroup Inc. et al.: On June 26, 2008, an alleged class action was filed in New York state court by investors in MAT Two, Mat Three, and MAT Five, against Citi, CGM, and various related entities, alleging fraud and negligent misrepresentation under New York law and breach of fiduciary duty under Delaware law related to the marketing of shares and management of the funds. On July 3, 2008, defendants removed the action to the United States District Court for the Southern District of New York. Defendants filed a motion to dismiss the complaint on November 28, 2008. The alleged class action was consolidated with IN RE MAT FIVE SECURITIES LITIGATION. On July 8, 2009, the District Court dismissed this action, without prejudice, in connection with the dismissal of IN RE MAT FIVE SECURITIES LITIGATION.

Puglisi v. Citigroup Alternative Investments LLC, et al.: On October 17, 2008, an investor in MAT Five LLC filed an alleged class action complaint in New York state court, alleging breaches of fiduciary duty relating to the marketing of shares and the management of the MAT Five fund. On November 11, 2008, defendants filed a notice of removal to the United States District Court for the Southern District of New York. On December 1, 2008, the District Court accepted the case as related to IN RE MAT FIVE SECURITIES LITIGATION (discussed above), and consolidated PUGLISI with that action. On January 9, 2009, plaintiff filed a motion to remand this action to New York Supreme Court. On May 29, 2009, the United States District Court for the Southern District of New York denied plaintiff’s motion to remand this action to state court. On July 8, 2009, the District Court dismissed this action without prejudice in connection with the dismissal of IN RE MAT FIVE SECURITIES LITIGATION.

Goodwill v. MAT Five LLC, et al.: On June 26, 2008, an investor in MAT Five LLC filed an alleged class action complaint in California state court, alleging violations of Section 12 of the Securities Act of 1933, as amended relating to marketing of shares of MAT Five LLC. On September 2, 2008, defendants filed a motion to stay this action pending the resolution of IN RE MAT FIVE SECURITIES LITIGATION (discussed above). A settlement of this action was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009.

Hahn, et al. v. Citigroup Inc., et al. On February 3, 2009, investors in MAT Five LLC filed this action against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the MARIE RAYMOND REVOCABLE TRUST settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action.

Hosier v. Citigroup Global Markets Inc.: In April 2011, a FINRA arbitration panel awarded two ASTA/MAT investors $54 million in damages and attorneys’ fees, including punitive damages, against Citigroup.

In December 2011, the United States District Court for the District of Colorado entered an order confirming the FINRA panel’s award. Citigroup has filed a notice of appeal to the 10th Circuit Court of Appeals. The parties in HOSIER v. CITIGROUP GLOBAL MARKETS INC. have reached an agreement to settle the action, pursuant to which Citigroup has voluntarily dismissed its appeal in the United States Court of Appeals for the Tenth Circuit.

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ASTA/MAT investments. On April 11, 2011, a FINRA arbitration panel in Denver awarded $54 million in damages and attorneys’ fees, including punitive damages, to claimants Jerry Murdock Jr. and Gerald Hosier arising out of their alleged losses in the ASTA/MAT and other funds.

State Attorney General Subpoenas: On June 11, 2012, the New York Attorney General served a subpoena on a Citigroup affiliate seeking documents and information concerning MAT Finance Fund LLC, ASTA Finance Fund LLC, and Falcon Strategies LLC. On August 1, 2012, the Massachusetts Attorney General served a Civil Investigative Demand on a Citigroup affiliate seeking similar documents and information. Citigroup is cooperating fully with these inquiries.

Governmental and Regulatory Matters. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. The SEC is investigating the management and marketing of the ASTA/MAT and Falcon funds, alternative investment funds managed and marketed by certain Citigroup affiliates that suffered substantial losses during the credit crisis. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleged that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act, the Bankruptcy Code, and common law. It sought an unspecified amount of damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia, asserting additional statutory and common law claims. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust (“ART”), which replaced the committees as the plaintiff in the action, filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers were filed. The district court granted in part and denied in part the defendants’ motions to dismiss the consolidated complaint. The ART’s appeal to the Second Circuit from that partial dismissal is pending.

Before the district court, the parties are briefing summary judgment. On September 22, 2010, the ART agreed in principle to settle its claims against numerous pre-petition lenders and investment banks, including Citigroup, in the action entitled ADELPHIA RECOVERY TRUST v. BANK OF AMERICA N.A., ET AL., 05 Civ. 9050 (S.D.N.Y.). The agreement in principle is subject to execution of a final settlement agreement and court approval.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the alleged class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE

LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the alleged class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled. Following settlements of the class action, which is pending appeal, and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings, related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports.

Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the classes could not be certified. Plaintiffs filed a petition for rehearing in January 2007; that petition was denied, and the case was remanded to the lower court. Plaintiffs filed amended pleadings in August 2007 and a new motion for class certification in September 2007.

Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007. On March 26, 2008, the United States District Court for the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints. Following mediation, a settlement in principle was reached, subject to negotiation of definitive documentation and court approval. On June 10, 2009, the District Court entered an order preliminarily approving the proposed settlement of this matter and scheduling a hearing to determine whether the proposed settlement should be finally approved. In October 2009, the District Court entered an order granting final approval of the settlement.

Wage & Hour Employment Actions

Numerous financial services firms, including Citigroup and its affiliates, were named in alleged class actions alleging that certain present and former employees in California were entitled to overtime pay under state and federal laws; were subject to certain allegedly unlawful deductions under state law; or were entitled to reimbursement for employment related expenses incurred by them. The first of these class actions filed in the Fall of 2004 in the United States District Court for the Northern District of California, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., sought damages and injunctive relief on behalf of an alleged class of California employees. Similar complaints have been subsequently filed against CGM on behalf of certain statewide or nationwide alleged classes in (i) the United States District Courts for the Southern District of New York, the District of New Jersey, the Eastern District of New York, the District of Massachusetts, and the Middle District of Pennsylvania; and (ii) the New Jersey Superior Court. Without admitting any liability, CGM reached an agreement in principle, which is subject to court approval, to a nationwide settlement for up to approximately $98 million of various class actions asserting violations of state and federal laws relating to overtime and violations of various state laws relating to alleged unlawful payroll deductions. Additional alleged class action lawsuits alleging a variety of violations of state and federal wage and hour laws have been filed against various other Citigroup businesses.

Terra Firma Litigation

Plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court against certain Citigroup entities in December 2009, alleging that 2 1/2 years earlier, during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs’ acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs allege that, but for the oral misrepresentations, Maltby would not have acquired EMI for approximately £4.2 billion. Plaintiffs further allege that, following the acquisition of EMI, certain Citigroup entities have tortiously interfered with plaintiffs’ business relationship with EMI. Plaintiffs seek billions of dollars in damages. Citigroup believes it has strong factual and legal defenses to the claims asserted by plaintiffs, including that no misrepresentation occurred, plaintiffs did not rely on the alleged misrepresentation in making their multi-billion-dollar investment in EMI, Citigroup has properly exercised its legal rights as lender in relation to the approximately £2.5 billion of financing it provided Maltby, and plaintiffs suffered no damages. The case, captioned TERRA FIRMA INVESTMENTS (GP) 2 LIMITED, et al., v. CITIGROUP INC., et al., was removed to the United States District Court for the Southern District of New York.

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citigroup. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012, and the matter is pending.

FINRA Settlements

On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.

On May 22, 2012, FINRA announced its acceptance of an AWC in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $3.5 million. FINRA found that, in connection with several RMBS issued between January 2006 and October 2007 and underwritten by CGM, certain mortgage performance information posted to a website used for the offerings was inaccurate. In addition, FINRA found that certain of CGM’s supervisory and documentation practices with respect to pricing, independent price verification and margin calls were insufficient in 2007. The charges included failure to supervise, failure to observe high standards of commercial honor and just and equitable principles of trade, and books and records violations.

Other Matters

Lehman Brothers Bankruptcy Proceedings. Beginning in September 2010, Citigroup and certain of its subsidiaries have been named as defendants in various adversary proceedings in the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc. (“LBHI”) and the liquidation proceedings of Lehman Brothers Inc. (“LBI”). On March 18, 2011, Citigroup and certain of its subsidiaries were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS INC. v. CITIBANK, N.A., ET AL. In the complaint, which asserts claims under federal bankruptcy and state law, the Securities Investor Protection Act Trustee alleges that a $1 billion cash deposit that LBI, the broker dealer subsidiary of LBHI, placed with Citibank prior to the commencement of liquidation proceedings should be returned to the bankruptcy estate, that Citibank’s setoff against the $1 billion deposit to satisfy its claims against LBI should be set aside, and that approximately $342 million in additional deposits by LBI currently held by Citibank and its affiliates should be returned to the estate. On December 13, 2012, the court entered an order approving a settlement between the parties resolving all of LBI’s claims. Under the settlement, Citibank, N.A. retained $1.05 billion of assets to set off against its claims and received an allowed unsecured claim in the amount of $245 million. CGM and its affiliates have been named as defendants in an adversary proceeding asserting claims under state and federal law to recover funds allegedly paid to noteholders of synthetic CDOs liquidated as a result of bankruptcy filings by LBHI and its affiliates. Plaintiff Lehman Brothers Special Financing Inc. alleges it was a party to credit default swap agreements with the CDOs, and was entitled to a superior payment position following liquidation, but was subordinated to the noteholders in violation of federal law because of the bankruptcy filings by LBHI and its affiliates.

On September 15, 2008, LBHI subsidiary Lehman Brothers International (Europe) (“LBIE”) entered administration under English law. Since that time, Citigroup and certain of its subsidiaries have held as custodians approximately $2 billion of proprietary assets and cash of LBIE. During the course of LBIE’s administration, Citigroup and certain of its subsidiaries asserted a contractual right to retain the proprietary assets and cash as security for amounts owed to Citigroup and certain of its subsidiaries by LBIE and its affiliates (including LBHI and LBI), a right that the administrators for LBIE disputed. On June 28, 2011, Citigroup and certain of its subsidiaries entered into a settlement agreement with LBIE resolving the parties’ disputes with respect to LBIE’s proprietary assets and cash held by Citigroup and certain of its subsidiaries as custodians. Under the terms of the settlement, Citigroup and certain of its subsidiaries will return LBIE’s proprietary assets and cash and release all claims in respect of those assets and cash in exchange for releases, the payment of fees, and preservation of certain claims asserted by Citigroup and certain of its subsidiaries in LBIE’s insolvency proceedings in the United Kingdom.

27001 Partnership, et al. v. BT Securities Corp., et al. In December 2004, 46 individual purchasers of 10- 1/2% Senior Subordinated Notes (the “Notes”) issued in 1995 in connection with the leveraged recapitalization of Bruno’s Inc. sued the underwriters of the Notes, including Salomon Brothers, Inc., together with Bruno’s auditors, in Alabama state court. Plaintiffs brought state law claims arising out of, among other things, alleged material misrepresentations and omissions in the Prospectus issued in connection with the offering. The case was filed following the prior dismissal, after years of motion practice, of a lawsuit brought in April 2000 by the investment advisor to these 46 plaintiffs on behalf of its clients, which alleged identical claims against defendants. Plaintiffs allege that they purchased $190 million of the Notes and seek compensatory damages, punitive damages, attorneys’ fees and costs. After the commencement of the case in 2004, the parties engaged in extensive procedural motion practice, which resulted in the dismissal of several defendants on October 14, 2005. On August 25, 2009, 27001 PARTNERSHIP was consolidated with W.R. HUFF ASSET MANAGEMENT CO., LLC v. KOHLBERG KRAVIS ROBERTS & CO., L.P., also pending in the Circuit Court of Jefferson County, Alabama. The circuit court further held that the parties in 27001 PARTNERSHIP are to provide certain discovery materials to the parties in W. R. HUFF ASSET MANAGEMENT, but that the two cases would be tried separately. On September 18, 2009, defendants Salomon Brothers, Inc. and Chemical Securities, Inc. moved for summary judgment. On September 18, 2009, plaintiffs moved for partial summary judgment. In January 2010, prior to trial, the Citigroup subsidiaries and affiliates (the “Citigroup Defendants”) entered into a settlement conditioned on court approval. On March 24, 2010, pursuant to the settlement agreement, the Alabama state court entered an Order of Final Judgment and Dismissal and bar order, dismissing the Citigroup Defendants from the Bruno’s actions with prejudice.

W.R. Huff Asset Management Co., LLC v. Kohlberg Kravis Roberts & Co., L.P. In August 1999, W. R. Huff Asset Management Co., LLC filed this lawsuit (the “KKR Case”) on behalf of its clients who purchased 10 1/2% Senior Subordinated Notes issued in 1995 in connection with the leveraged recapitalization of Bruno’s, Inc. The case was filed in Alabama state court against Robinson Humphrey Co. LLC, which served as financial advisor to Bruno’s in connection with the leveraged recapitalization (and which later became a fully owned subsidiary of Salomon Smith Barney) and others. The KKR Case arises out of the same transaction at issue in 27001 PARTNERSHIP, ET AL. v. BT SECURITIES CORP., ET AL. (the “BT Securities Case” described above). The allegations and potential exposure in the KKR Case and BT Securities Case are similar, with plaintiffs seeking compensatory damages, punitive damages, attorneys’ fees, costs and pre-judgment interest in an amount they allege to be between approximately $250 million and $750 million. After years of motion practice over jurisdictional issues, on April 29, 2009, the Court of Appeals for the Eleventh Circuit affirmed the District Court’s order allowing Huff to amend its complaint to substitute the same 46 individual noteholders named as plaintiffs in the BT Securities Case as plaintiffs in the KKR Case, resulting in remand of the case to Alabama state court. Defendants’ motion to strike the Fourth Amended Complaint and plaintiffs’ motion to consolidate the BT Securities and KKR Cases are pending. On August 6, 2009, the Circuit Court of Jefferson County, Alabama granted defendant Robinson Humphrey Co. LLC’s motion to strike the Fourth Amended Complaint on statute of limitations grounds, thereby dismissing Robinson Humphrey Co. LLC from the case. On August 25, 2009, the case was consolidated with

27001 PARTNERSHIP for discovery purposes but not for trial. In January 2010, prior to trial, the Citigroup defendants entered into a settlement conditioned on court approval.

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al. On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On October 7, 2009, defendants filed a motion to dismiss. Defendants’ motion for summary judgment is pending.

Tribune Company Bankruptcy. Certain Citigroup entities have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) pending in the U.S. Bankruptcy Court for the District of Delaware. The complaints set forth allegations arising out of the approximately $11 billion leveraged buyout (“LBO”) of Tribune in 2007. With respect to Citigroup, the complaints allege claims relating to Citigroup’s role as lender and advisor to Tribune in connection with the LBO and seek to avoid, recover, subordinate or disallow payments on LBO debt, as well as approximately $57 million in lender and advisory fees received by Citigroup and certain of its subsidiaries in connection with the LBO. The complaints also assert claims of aiding and abetting breaches of fiduciary duty by Tribune management as well as professional malpractice. The complaints have been stayed by court order pending a confirmation hearing on competing plans of reorganization. If confirmed, the plan proposed by the Debtors and others, and supported by Citigroup, would settle all claims relating to Citigroup’s role as lender. On February 11, 2011, Tribune Company and its debtor subsidiaries announced that most classes of voting creditors overwhelmingly approved the Debtors’ plan. The confirmation hearing before the Bankruptcy Court commenced on March 8, 2011. The parties completed their evidentiary presentations on April 12, 2011. The Bankruptcy Court confirmation hearing concluded on June 27, 2011. On October 31, 2011, the bankruptcy court denied confirmation of both the competing plans. A third amended plan of reorganization was then proposed, and confirmation proceedings are expected to take place in 2012. On July 13, 2012, following a confirmation hearing in June on the fourth amended plan of reorganization, the court issued an order overruling objections to the plan and stating that, subject to revisions consistent with the order, the plan would be confirmed. On July 23, 2012, the United States Bankruptcy Court for the District of Delaware confirmed the Fourth Amended Joint Plan of Reorganization, which provides for releases of claims against Citigroup, other than those against CGM relating to its role as advisor to Tribune. Certain parties are appealing that decision.

Asset Repurchase Matters. Beginning in March 2010, various regulators have made inquiries regarding the accounting treatment of certain repurchase transactions. Citigroup is cooperating fully with these inquiries.

Interbank Offered Rates-Related Litigation and Other Matters

Regulatory Actions. Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission, the SEC, and a consortium of state attorneys general, as well as agencies in other jurisdictions, including the European Commission, the U.K. Financial Services Authority, the Japanese Financial Services Agency (“JFSA”), the Canadian Competition Bureau, the Swiss Competition Commission, and the Monetary Authority of Singapore, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.

On December 16, 2011, the JFSA took administrative action against Citigroup Global Markets Japan Inc. (“CGMJ”) for, among other things, certain communications made by two CGMJ traders about the Euroyen Tokyo interbank offered rate (“TIBOR”) and the Japanese yen London interbank offered rate (“LIBOR”). The JFSA issued a business improvement order and suspended CGMJ’s trading in derivatives related to yen LIBOR and Euroyen and yen TIBOR from January 10 to January 23, 2012. On the same day, the JFSA also took administrative action against Citibank Japan Ltd. (“CJL”) for conduct arising out of CJL’s retail business and also noted that the communications made by the CGMJ traders to employees of CJL about Euroyen TIBOR had not been properly reported to CJL’s management team.

Additionally, beginning in April 2011, a number of purported class actions and other private civil suits were filed in various courts against banks that served on the LIBOR panel and their affiliates, including certain Citigroup subsidiaries. The actions, which assert various federal and state law claims relating to the setting of LIBOR, have been consolidated into a multidistrict litigation proceeding before Judge Buchwald in the Southern District of New York. On February 9, 2012, an additional alleged class action was filed against certain of the banks that served on the LIBOR panel, including a Citigroup subsidiary. That action has been consolidated into the multi district litigation proceeding before Judge Buchwald in the Southern District of New York. A number of additional alleged class actions were filed in the Southern District of New York against banks that served on certain interbank offered rates panels and certain of those banks’ affiliates, including Citigroup affiliates.

Antitrust and Other Litigation. Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict-litigation (“MDL”) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, appearing under docket number 1:11-md-2262 (S.D.N.Y.). Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate alleged classes of plaintiffs: (i) over-the-counter (“OTC”) purchasers of derivative instruments tied to USD LIBOR; (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (iii) indirect OTC purchasers of U.S. debt securities. Each of these alleged classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities alleging that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

Citigroup and Citibank, N.A., along with other defendants, have moved to dismiss all of the above actions that were consolidated into the MDL proceeding as of June 29, 2012. Briefing on the motion to dismiss was completed on September 27, 2012. Judge Buchwald has stayed all subsequently filed actions that fall within the scope of the MDL until the motion to dismiss has been resolved. Citigroup and/or Citibank, N.A. are named in the 17 such stayed actions that have been consolidated with or marked as related to the MDL proceeding.

Eleven of these actions have been brought on behalf of various alleged plaintiff classes, including (i) banks, savings and loans institutions and credit unions that allegedly suffered losses on loans they made at interest rates tied to USD LIBOR, (ii) holders of adjustable-rate mortgages tied to USD LIBOR, and (iii) individual and municipal purchasers of various financial instruments tied to USD LIBOR. The remaining six actions have been brought by individual plaintiffs, including an entity that allegedly purchased municipal bonds and various California counties, municipalities, and related public entities that invested in various derivatives tied to USD LIBOR. Plaintiffs in each of the 17 stayed actions allege that the panel bank defendants manipulated USD LIBOR in violation of the Sherman Act, RICO, and/or state antitrust and racketeering laws, and several plaintiffs also assert common law claims, including fraud, unjust enrichment, negligent misrepresentation, interference with economic advantage, and/or breach of the implied covenant of good faith and fair dealing. Plaintiffs seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

In addition, on August 8, 2012, a new alleged class action captioned LIEBERMAN ET AL. V. CREDIT SUISSE GROUP AG was filed in the Southern District of New York against various USD LIBOR panel banks, including Citibank, on behalf of purchasers who owned a preferred equity security on which dividends were payable at a rate linked to USD LIBOR. Plaintiffs in this action assert unjust enrichment and antitrust claims under the laws of various states, alleging that the panel banks colluded to artificially suppress USD LIBOR, thereby lowering the dividends plaintiffs received on their securities. On October 4, 2012, another new alleged class action captioned

ADAMS ET AL. V. BANK OF AMERICA CORP. was filed in the Southern District of New York against various USD LIBOR panel banks and their affiliates, including Citigroup and Citibank, N.A., on behalf of an alleged class of individual adjustable rate mortgage borrowers. Plaintiffs allege that the panel banks manipulated USD LIBOR to raise rates on certain dates in order to increase plaintiffs’ payment obligations, in violation of federal and New York state antitrust law.

The plaintiffs in these actions seek compensatory damages, treble damages, and injunctive relief. Judge Buchwald has consolidated these cases into the MDL proceeding.

In addition, on November 27, 2012, an action captioned MARAGOS V. BANK OF AMERICA CORP. ET AL. was filed on behalf of the County of Nassau against various USD LIBOR panel banks, including Citibank, N.A., and the other defendants with whom the plaintiff had entered into interest rate swap transactions. The action was commenced in state court and subsequently removed to the United States District Court for the Eastern District of New York. The plaintiff asserts claims for fraud and deceptive trade practices under New York law against the panel bank defendants based on allegations that the panel banks colluded to artificially suppress USD LIBOR, thereby lowering the payments the plaintiff received in connection with various interest rate swap transactions. The plaintiff seeks compensatory damages and treble damages. The defendants have sought consolidation of this action with the MDL proceeding.

Separately, on April 30, 2012, an action was filed in the United States District Court for the Southern District of New York on behalf of an alleged class of persons and entities who transacted in exchange-traded Euroyen futures and option contracts between June 2006 and September 2010. This action is captioned LAYDON V. MIZUHO BANK LTD. ET AL. The complaint names as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese Yen LIBOR and the Tokyo Inter-Bank Offered Rate (TIBOR), and certain affiliates of some of those banks, including Citibank, N.A. and Citibank, Japan Ltd. The complaint alleges that the plaintiffs were injured as a result of purported manipulation of those reference interest rates, and asserts claims arising under the Commodity Exchange Act, the Sherman Act, and state consumer protection statutes. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, and injunctive relief. The plaintiff filed an amended complaint on November 30, 2012, naming as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese yen LIBOR and TIBOR, and certain affiliates of some of those banks, including Citibank, N.A., Citigroup, CJL and CGMJ. The complaint alleges that the plaintiffs were injured as a result of purported manipulation of those reference interest rates, and asserts claims arising under the Commodity Exchange Act and the Sherman Act and for unjust enrichment. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, and injunctive relief.

Settlement Payments

Any payments required by Citigroup or its affiliates in connection with the settlement agreements described above have been made or are covered by existing litigation reserves.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of December 31, 2012 was 500.

(c) Dividends. The Partnership did not declare a distribution in 2012 or 2011. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2012, there were subscriptions of 9,407.1618 Class A Redeemable Units totaling $14,178,378, 183.4279 Class Z Redeemable Units totaling $179,256. For the year ended December 31, 2011, there were subscriptions of 14,769.2601 Class A Redeemable Units totaling $22,977,797, 47.8370 Class Z Redeemable Units totaling $47,837 and General Partner contribution representing, unit equivalents of Class Z, 23,345.0215 unit equivalents totaling $23,089,860. For the year ended December 31, 2010, there were subscriptions of 184.4710 Class A Redeemable Units totaling $300,000.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(a) Total Class Z of Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2012— October 31, 2012	610.3980	$1,459.75	0.0000	$953.05	N/A	N/A
November 1, 2012— November 30, 2012	824.5660	$1,461.13	0.0000	$955.54	N/A	N/A
December 1, 2012— December 31, 2012	553.1190	$1,452.61	5,634.0000	$951.57	N/A	N/A
	1,988.0830	$1,458.34	5,634.0000	$951.57

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2012, 2011, 2010, and 2009 and 2008 , and total assets at December 31, 2012, 2011, 2010, 2009 and 2008 were as follows:

	2012	2011	2010	2009	2008
Net realized and unrealized trading gains (losses) on investments net of ongoing selling agent fees of $680,883, $550,250, $0, $0 and $0, respectively	$(269,095)	$406,473	$(1,085,688)	$13,570,643	$9,787,786
Interest income	$26,446	$5,930	$149	$41,708	$191

	$(242,649)	$412,403	$(1,085,539)	$13,612,351	$9,787,977

Net income (loss)	$(2,117,431)	$(1,210,155)	$(1,824,645)	$11,685,821	$8,182,443

Total assets	$41,693,984	$46,170,163	$48,593,649	$52,375,122	$49,639,721

Increase (decrease) in net asset value per unit
Class A	$(76.83)	$(43.06)	$(58.91)	$346.12	$215.64

Class Z	$(30.39)	$(18.04)	$—	$—	$—

Net asset value per unit
Class A	$1,452.61	$1,529.44	$1,572.50	$1,631.41	$1,285.29

Class Z	$951.57	$981.96	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

The General Partner manages all business of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The Partnership has invested these assets in the Funds. The General Partner employs a team of approximately 37 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the “established” advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at this time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

The programs traded by the major commodity trading advisors on behalf of the Partnership are: Krom River — Krom River, Commodity Program, Aventis — Aventis Diversified Commodity Strategy, and JE Moody — JEM Commodity Relative Value Program. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2012 and September 30, 2012, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2012	September 30, 2012
Aventis	35%	33%
Krom River	24%	25%
JE Moody	33%	30%
Other	8%	12%

Aventis Asset Management, LLC

Aventis will trade the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy (formerly known as Barbarian Program and before that Misfit Barbarian Program), a proprietary, discretionary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector, and portfolio basis.

The Aventis Diversified Commodity Strategy has the following characteristics:

•

Ensemble of Three Sub-Programs: The Aventis Diversified Commodity Strategy is based on an ensemble of three discretionary sub-programs: spreads, directional, and short-term trading. This type of trading is based primarily on the fundamentals of the market (i.e., changes in supply or demand of a commodity). It will also include supply and demand of the pit (i.e., discovery of over bought and over sold conditions).

•

Spread Trading: Approximately 60% of trading activity will be based on calendar, intra-market and intermarket spreads. Intra-market spreads are where one is simultaneously long and short different delivery months of the same contract (i.e., long April Live Cattle versus short June Live Cattle). Intermarket spreads are where one is long one contract and simultaneously short a completely different contract (i.e., long December Natural Gas and short December Crude Oil).

•	Directional Trading: Approximately 35% of the strategy is directional in nature utilizing outright and spread positions.

•	Short-Term Trading: Approximately 5% of the strategy is involved in short-term trading.

•	Markets Followed: The Aventis Diversified Commodity Strategy trades on behalf of the Partnership in the following markets, among others: grains, currencies, energies, softs, livestock and metals.

•

Risk Management: Effective risk management is also a crucial aspect of the program. Account size, expectation, volatility of markets traded and the nature of other positions taken are all factors in deciding whether to take a position and determining the amount of equity committed to that position.

Please note that the percentage of assets allocated to the three discretionary sub-programs (spreads, directional and short-term trading) will be made pursuant to Aventis’s sole discretion and not in order to maintain any constant percentage allocation among the different sub-programs. As a result, the amount of assets allocated to each sub-program – both on a dollar amount and percentage basis – will vary greatly over the life of the Partnership. Trading decisions may require the exercise of judgment by Aventis. Therefore, successful trading may depend on Aventis’s trading ability, knowledge and judgment. Aventis will exercise its judgment and discretion in interpreting the data generated by the Aventis Diversified Commodity Strategy, including selecting the markets which will be followed and actively traded. In addition, Aventis will determine the method by which orders are placed, the types of orders that are to be placed, the overall leverage for the portfolio, and, when applicable, the time at which orders are placed with, and executed by, a broker.

The trading program to be followed by Aventis does not assure successful trading. Investment decisions made in accordance with the Aventis Diversified Commodity Strategy will be based on an assessment of available market information. However, because of the large quantity of information at hand, the number of available facts that may be overlooked and the variables that may shift, any investment decision must, in the final analysis, be based on the judgment of Aventis.

The decision by Aventis not to trade certain markets or not to make certain trades may result at times in missing price moves and hence profits of great magnitude, which other trading advisors who are willing to trade these markets may be able to capture. Aventis’s approach is dependent in part on the existence of certain technical or fundamental indicators. There have been periods in the past when there were no such market indicators, and those periods may recur. Aventis believes that the development of a trading strategy is a continual process. As a result of further analysis and research, changes have been made from time to time in the specific manner in which the Aventis Diversified Commodity Strategy evaluates price movements in various markets, and it is likely that similar revisions will be made in the future. As a result of such modifications, the program that may be used by Aventis in the future will differ from that used by Aventis in the past and might differ from that presently being used.

The Aventis Diversified Commodity Strategy is a proprietary and confidential program, and the foregoing description is, of necessity, general and is not intended to be exhaustive. Consequently, an investor will not be able to determine the full details of the program or whether the program is being followed. There can be no assurance that any trading strategy of Aventis will produce profitable results or will not result in losses.

Krom River Investment Management (Cayman) Limited and Krom River Trading A.G.

Krom River trades its Commodity Program on behalf of the Partnership, a systematic trading system that relies on fundamental and technical factors. The Commodity Program trades in at least 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types will include long volatility, directional and relative value. The trading instruments will be exchange-listed futures and options, which will be traded on both fundamental and technical basis. Krom River’s Commodity Program will not trade OTC instruments, nor take physical deliveries.

J E Moody & Company LLC

The JEM Commodity Relative Value Program is a systematic program that uses quantitative models to detect and exploit price shifts and mispricings between related instruments in the energy, metal and agricultural markets, while employing hedging methods to maintain approximate market or sector neutrality. The strategies do not make un-hedged directional bets. Most trades are implemented using offsetting long and short positions in futures and futures options, thus reducing exposure to sudden changes in market direction. As examples, such offsetting positions may be in different delivery months of the same commodity market (e.g., calendar or butterfly spreads), in different but related markets (e.g., crude oil and unleaded gasoline) or between contracts traded on different exchanges (e.g., New York and London copper).

Market coverage for the JEM Commodity Relative Value Program portfolio includes crude oil and petroleum distillates, natural gas, industrial metals, precious metals, grains, livestock, foodstuffs, fibers, and potentially other commodities. JE Moody utilizes primarily exchange-traded futures and futures options to implement its relative value trades, although trades may also be made using other instruments, such as commodity swaps or over-the-counter derivatives contracts.

The trading opportunities captured by the JEM Commodity Relative Value Program models are believed to arise due to various factors, including: changes in relative supply and demand of different commodity contracts, the idiosyncratic actions of market participants, external events that may disrupt production (e.g., droughts, hurricanes, labor unrest or geopolitics), and risk premia associated with general uncertainties in future supply or demand. By virtue of their relative value nature, JEM Commodity Relative Value Program trades may be interpreted as providing market liquidity to directional traders who need it, and earning a risk premium by doing so.

Relative value strategies are frequently employed by hedge funds in the equity, fixed income, convertible bond and option markets, but are relatively uncommon in the commodity or managed futures arenas. Over extended time periods, relative value strategies have been observed to produce more consistent returns and higher Sharpe ratios than un-hedged, directional trading strategies. With the high leverage often used, however, some relative value managers have experienced significant losses, particularly when extreme market events have occurred.

JE Moody attempts to manage the risk of large losses by limiting the overall portfolio leverage and the degree of exposure to any single commodity market or sector. The CRV portfolio typically includes about 18 to 24 active relative value trades, with the number of open positions depending on the arbitrage opportunities available. The JEM Commodity Relative Value Program trades have low mutual correlation, cover multiple markets and sectors and thus enable meaningful diversification within the JEM Commodity Relative Value Program portfolio.

When few favorable relative value trading opportunities arise in the commodity markets, or as JE Moody may determine, JE Moody may choose to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities are available, JE Moody may increase or reduce overall JEM Commodity Relative Value Program portfolio exposure.

To hedge offsetting long and short positions, JE Moody may use techniques such as static hedging, dynamic hedging and option overlays. Moreover, hedging may seek to achieve market or sector neutrality via various benchmarks, such as by being “contract neutral,” “dollar neutral” or “delta neutral.” No hedging strategy is perfect, but each has its costs, risks, advantages and limitations. Even with wellhedged positions, there is usually some residual exposure to directional market movements. The Advisor seeks to balance the advantages of the hedging strategy used in a particular relative value trade versus the costs and risks of implementing the trade.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8 Financial Statements and Supplementary Data.”

For the period January 1, 2012 through December 31, 2012 the average allocation by commodity market sector for each of the Funds was as follows:

CMF Cirrus Master Fund L.P

Energy	100.0%

MB Master Fund L.P.

Energy	44.6%
Grains	32.4%
Livestock	6.8%
Metals	0.5%
Softs	15.7%

KR Master Fund L.P.

Currencies	0.0%*
Energy	7.1%
Grains	15.2%
Livestock	1.4%
Metals	67.4%
Softs	8.9%
*	Due to rounding.

JEM Master Fund L.P

Energy	55.4%
Grains	7.6%
Livestock	27.1%
Metals	1.1%
Softs	8.8%

For the period January 1, 2012 through October 31, 2012 (Cessation of Trading), the average allocation by commodity market sector for the portion of the Partnership’s assets traded by FL Master was follows:

FL Master Fund L.P.

Currencies	0.1%
Energy	24.5%
Grains	20.2%
Livestock	15.2%
Metals	24.6%
Softs	15.4%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds’ and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2012.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)

An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spread” and “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2012 through December 31, 2012, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain forwards, swaps and option contracts. OTC contracts are negotiated between contracting parties and include certain swaps forwards and option contracts. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not is represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Funds pay or receives a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership shall terminate under certain circumstances upon the first to occur of the following: (i) the vote to dissolve the Partnership by limited partners owning more than 50% of all classes of units then outstanding; notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership, or the withdrawal, removal, bankruptcy or dissolution of the General Partner, unless the Partnership is continued as described in the limited partnership agreement; or (iii) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the Commodity Markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2012, 4,546.2170 Class A Redeemable Units were redeemed totaling $6,712,524, 22.5310 Class Z Redeemable Units were redeemed totaling $21,764, and 13,427.3899 Class Z General Partner unit equivalents were redeemed totaling $12,911,724. For the year ended December 31, 2011, 2,410.8332 Class A Redeemable Units were redeemed totaling $3,746,032, 24,556.9219 General Partner unit equivalents of Class A were redeemed totaling $38,142,314, and 7,846.2236 Class Z General Partner unit equivalents were redeemed totaling $7,701,100. For the year ended December 31, 2010, 1,014.2390 Class A Redeemable Units were redeemed totaling $1,598,396.

For the year ended December 31, 2012, there were additional subscriptions of 9,407.1618 Class A Redeemable Units totaling $14,178,378 and subscriptions of 183.4279 Class Z Redeemable Units totaling $179,256. For the year ended December 31, 2011, there were additional subscriptions of 14,769.2601 Class A Redeemable Units totaling $22,977,797, subscriptions of 47.8370 Class Z Redeemable Units totaling $47,837 and 23,345.0215 Class Z General Partner unit equivalents totaling $23,089,860. For the year ended December 31, 2010, there were additional subscriptions of 184.4710 Class A General Partner unit equivalents totaling $300,000.

(c) Results of Operations.

For the year ended December 31, 2012, the net asset value per unit for Class A decreased 5.0% from $1,529.44 to $1,452.61. For the year ended December 31, 2012, the net asset value per unit for Class Z decreased 3.1% from $981.96 to $951.57. For the year ended December 31, 2011, the net asset value per unit for Class A decreased 2.7% from $1,572.50 to $1,529.44. For the year ended December 31, 2011, the net asset value per unit for Class Z decreased 1.8% from $1,000.00 to $981.96 from October 1, 2011 to December 31, 2011. For the year ended December 31, 2010, the net asset value per unit decreased 3.6% from $1,631.41 to $1,572.50.

The Partnership, through its investment in the Funds, experienced a net trading gain before clearing fees and related fees of $411,788 for the year ended December 31, 2012. Gains were primarily attributable to the Funds’ trading of energy, grains and metals, and were partially offset by losses in livestock and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed on page 41 under “Item 8. Financial Statements and Supplementary Data.”

During 2012, the Partnership record trading gains from trading in grains, energies and metals. These gains were offset by losses from trading soft commodities and livestock. The most significant gains were recorded within the grains complex during July from long futures positions in soybeans and corn as prices climbed higher due to a severe drought in the U.S. Midwest, thus deteriorating supply amidst rising demand. Further gains were recorded by the Partnership from trading in corn futures and options during January and March despite significant volatility in these markets due to weather related concerns and weaker crop projections in the U.S. Long futures positions in soybeans were also profitable as supply shortages in South America helped push prices higher in February. Metals trading also recorded gains during September from long futures positions in platinum, which benefited during the month as prices rallied on concerns labor strikes in South Africa, where roughly 80% of the world’s platinum is mined, would curb supply. Further gains were recorded during September from long futures positions in gold and silver as prices advanced after the U.S. Federal Reserve announced a third round of quantitative easing. Energies trading recorded gains during December from short futures positions in Brent crude oil as prices declined during the first half of the month due to expected weaker global demand for the commodity. Further gains were recorded during the latter half of December from long futures positions in WTI crude oil as prices moved higher after the International Energy Agency increased its oil demand forecast for 2013. Gains were also recorded during October from short futures positions in Brent crude oil as prices declined amid speculation that stockpiles climbed in the U.S., the world’s biggest user of the commodity. Further gains were recorded from short futures positions in RBOB gasoline as prices declined due to falling crude oil prices globally. The Partnership’s gains during the year were offset by losses in soft commodities, notably during April, from long futures positions in cotton as prices declined on concerns that a record harvest had oversupplied the market. Further losses were incurred in this sector from long futures positions in coffee as prices fell during April. Additional losses were incurred in livestock during April as long futures positions in lean hogs were negatively impacted as prices declined on speculation U.S. pork demand was slowing. Further losses were incurred in livestock trading during June from short futures positions in live cattle and lean hogs as prices rallied late in the month on rising grain prices.

The Partnership experienced a net trading gain before clearing and related fees during the year ended December 31, 2011, of $956,723.

The Partnership recorded gains during 2011 from trading in energies as short futures positions in natural gas during February benefited as the continued oversupply of natural gas and the unseasonably warm winter throughout much of the U.S. saw weaker demand for the commodity, thus pushing prices lower. Gains were also recorded from short futures positions in the back-end of the natural gas curve during February. Trading in refined products was also profitable as gains were recorded during January and February from long futures positions in heating oil as prices rallied due to increased demand heading into the winter season. In crude oil futures trading, gains were recorded in January as long futures and options positions in WTI crude oil benefited from a massive dislocation that developed between the U.S. and the world crude oil markets. Additional gains in WTI crude oil were recorded during March as long futures and options positions benefited from the increased volatility due to the contagion in the Middle East, which spread from Egypt to Libya. Precious metals recorded gains in August to help offset losses as long futures positions in gold and silver benefited the Partnership as continued speculation about a recession in Europe and the U.S. had investors seeking “safe haven” assets.

A portion of the Partnership’s gains was offset by losses incurred from trading in agricultural commodities, energies, and metals. Losses from trading in the grains were the biggest detractor from performance in June as long futures positions in corn and wheat all experienced losses as prices declined during the month. Corn prices fell 15% off their highs in the month given a better-than-expected planting number by the United States Department of Agriculture (“USDA”) after earlier fears of a crop shortage were abated. Further losses in the grains were recorded during September from long futures positions in corn, soybeans, and wheat as prices declined amid growing concerns of a weakening global economy. In addition, a more favorable USDA report showed stronger than expected yields across the grains market, thus helping to push prices lower. Energies trading also incurred losses as short futures positions in natural gas were adversely impacted in January and March as natural gas prices rallied during the month as colder weather throughout the U.S. saw increased demand for the commodity. Metals trading during September also incurred losses from long futures positions in copper and zinc as prices moved lower during September on concerns of slowing global growth.

Interest income on 100% of the Partnership’s average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Funds’) brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 90 day U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be by CGM and shared with the General Partner. Interest income from investment in Funds for the three and twelve months ended December 31, 2012 increased by $9,081 and $20,516, respectively, as compared to the corresponding periods in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2012 as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Ongoing selling agent fees are calculated as a percentage of the net asset value of each class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. According, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2012 increased by $14,546 and $130,633, respectively, as compared to the corresponding periods in 2011. The increase in ongoing selling agent fees is due to higher adjusted net assets per class during the three and twelve months ended December 31, 2012, as compared to the corresponding periods in 2011. There were no ongoing selling agent fees for the period January 1, 2011 through April 30, 2011. Prior to May 1, 2011, the Partnership indirectly paid its pro rata portion of the trading expenses, including brokerage fees, incurred in connection with individually managed accounts. Also prior to May 1, 2011, collective investment vehicles operated by the General Partner paid CGM commercially reasonable commission rates.

Management fees are calculated as a percentage of the net asset value of each class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, is affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended December 31, 2012 decreased by $12,969, as compared to the corresponding period in 2011. The decrease in management fees is due to lower adjusted net assets per class during the three months ended December 31, 2012, as compared to the corresponding period in 2011. Management fees for the twelve months ended December 31, 2012 increased by $81,427 as compared to the corresponding period in 2011. The increase in management fees is due to higher adjusted net assets per class during the twelve months ended December 31, 2012 as compared to the corresponding period in 2011. Management fees for the twelve months ended December 31, 2012 and 2011 totaled $797,203 and $715,776, respectively. Management fees for the twelve months ended December 31, 2011 include management fees paid to the Advisors as well as a General Partner management fee. Prior to May 1, 2011, the Partnership paid the General Partner a management fee in return for its services as trading manager equal to 1% per year of net assets of the Partnership, payable monthly based on month-end net assets. Such management fees for the period January 1, 2011 through April 30, 2011, totaled $157,548.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended December 31, 2012 decreased by $8,566, as compared to the corresponding period in 2011. The decrease in administrative fees is due to lower adjusted net assets per Class during the three months ended December 31, 2012, as compared to the corresponding period in 2011. Administrative fees for the twelve months ended December 31, 2012 increased by $91,148 as compared to the corresponding period in 2011. The increase in administrative fees is due to higher adjusted net assets per Class during the twelve months ended December 31, 2012 as compared to the corresponding period in 2011. Administrative fees for the twelve months ended December 31, 2012 and 2011 totaled $439,898 and $348,750, respectively. Prior to May 1, 2011, the Partnership paid the General Partner a lower administrative fee in return for its administrative services to the Partnership equal to 0.25% per year of net assets of the Partnership, payable monthly, based on month-end net assets. Such fees were calculated as a percentage of the Partnership’s net asset value as of the end of each month and were affected by trading performance, subscriptions and redemptions. Such fees for the period January 1, 2011 through April 30, 2011 totaled $39,395.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. Trading performance for the three and twelve months ended December 31, 2012 resulted in incentive fees of $99,586 and $157,652, respectively. Trading performance for the three and twelve months ended December 31, 2011 resulted in incentive fees of $38,019 and $295,792, respectively. Prior to May 1, 2011, the Partnership paid the General Partner an incentive fee equal to 10% of the Partnership’s new trading profits earned each calendar year. Incentive fees to the General Partner are based on overall new trading profits earned by the Partnership at the end of the year. There was no General Partner incentive fees earned for the period January 1, 2011 through April 30, 2011.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2012 and 2011 were $339,786 and $229,809, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2012 and 2011 were $140,243 and $32,431, respectively.

The Partnership experienced a net trading loss before clearing and related fees during the year ended December 31, 2010, of $1,085,688.

The Partnership incurred losses during 2010 from short natural gas futures positions as prices rallied during June, July, and early August amid unseasonably warm temperatures across the United States, which helped push natural gas prices higher. Additional losses were recorded in natural gas during October as prices continued to rally given warmer than expected weather throughout the United States, thus increasing demand for the commodity. Trading in crude oil futures incurred losses during November as prices declined amid speculation that Europe’s deepening debt crisis and the Chinese government’s steps to slow economic growth would reduce demand. Further losses from trading crude oil futures were incurred in September as prices declined following news that a new pipeline would deliver Canadian crude supplies to refineries in the U.S. Midwest, thus increasing supply. Additional losses were incurred from trading Brent crude oil futures in January as prices declined after a U.S. government report showed refineries operated at a low rate in response to weakening fuel demand and ample supplies. A portion of the Partnership’s losses for the year was offset by trading gains from short futures positions in heating oil as prices declined during May on concerns that Europe’s debt crisis would slow down the global economic recovery and thereby weaken future energy demand. Further gains were recorded from short futures positions in heating oil during January as prices declined after a U.S. government report showed increased inventories of refined products and weaker demand, thus pushing prices lower. Additional gains in heating oil futures were recorded during August and October as rising U.S. jobless claims and a contraction in manufacturing added to concerns that future energy demand might weaken.

In the General Partner’s opinion, the Advisors continue to employ trading methods and product results consistent with their expected performance given market conditions and the objectives of the Partnership. The General Partner continues to monitor the Advisors’ performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

In selecting the “established” advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisor at any time.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, through its investment in the Funds’, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s and the Funds’ Investments. All commodity interests, including derivative financial instruments and derivative commodity instruments, through the Partnership’s investment in other funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are included in the Statements of Income and Expenses.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required by GAAP.

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU changed the wording used to describe many of the GAAP requirements for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarified the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership/Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2012 and 2011, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Partnership/Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forwards foreign currency contracts are valued daily, and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

Market movements result in frequent changes in the fair market value of the Funds’ open positions and, consequently, in their earnings and cash balances. The Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Funds’ open positions and the liquidity of the markets in which they trade.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempt to manage their market risk.

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Funds’ market sensitive instruments.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Funds’ futures and forward contracts does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately.

The following tables indicate the trading value at Risk associated with the Partnership’s open positions by market category as of December 31, 2012 and 2011. As of December 31, 2012, the Partnership’s total capitalization was $35,141,447.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Energy	$1,257,878	3.58%
Grains	469,912	1.34%
Livestock	241,887	0.69%
Metals	495,289	1.41%
Softs	376,695	1.07%

Total	$2,841,661	8.09%

* Due to rounding As of December 31, 2011, the Partnership’s total capitalization was $42,547,256.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Energy	$1,684,213	3.96%
Grains	766,262	1.80%
Livestock	578,814	1.36%
Metals	281,103	0.66%
Softs	662,207	1.56%

Total	$3,972,599	9.34%

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2012 and 2011, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2012, MB Master’s total capitalization was $65,893,155. The Partnership owned approximately 21.0% of MB Master. As of December 31, 2012, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to MB for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Energy	$1,013,344	1.54%	$6,329,750	$56,505	$1,398,959
Grains	1,647,025	2.50%	1,897,410	532,894	978,473
Livestock	28,350	0.04%	573,352	17,145	221,042
Metals	163,841	0.25%	167,350	1,800	16,820
Softs	866,752	1.31%	1,356,865	14,500	602,544

Total	$3,719,312	5.64%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2012, KR Master’s total capitalization was $114,890,237. The Partnership owned approximately 9.4% of KR Master. As of December 31, 2012, the KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,361,847	1.18%	$2,684,219	$720,189	$1,248,502
Grains	229,814	0.20%	2,830,766	40,250	1,013,242
Livestock	215,733	0.19%	985,549	215,733	593,319
Metals	4,654,833	4.05%	8,263,352	547,985	4,135,866
Softs	352,837	0.31%	1,248,168	115,297	521,306

Total	$6,815,064	5.93%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2012, JEM Master’s total capitalization was $47,458,498. The Partnership owned approximately 28.8% of JEM Master. As of December 31, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,184,242	6.71%	$3,184,242	$554,508	$1,728,449
Grains	355,675	0.75%	355,675	6,000	219,760
Livestock	748,800	1.58%	1,463,000	129,600	697,433
Metals	81,000	0.17%	81,000	3,825	38,419
Softs	560,800	1.18%	759,850	14,950	240,054

Total	$4,930,517	10.39%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

        The face value of the market sector instruments held by the Funds are typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Funds. The magnitude of the Funds open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

Non-Trading Risk

The Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materially as used in this section, “Quantitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Funds’ market-sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Funds. There can be no assurance that the Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2012 by market sector:

Metals. The Funds’ primary metal market exposure is subject to fluctuations in the price of gold, copper and aluminum.

Softs. The Funds’ primary commodities exposure is subject to agricultural price movements which are often directly affected by severe or unexpected weather conditions.

Energy. The Funds’ primary energy market exposure is subject to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Funds’ primary commodities exposure is subject to agricultural price movements which are often directly affected by severe and unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposures of the Funds as of December 31, 2012.

        Foreign Currency Balances. The Funds’ primary foreign currency balances are in Japanese yen, Euro, British pounds and Australian dollars. The Advisors regularly convert foreign currency balances to U.S dollars in an attempt to control the Funds’ non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject.

The General Partner monitors the Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Funds’ market risk exposures.

The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. Each Advisor is required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.

Commodity Advisors Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2012, 2011 and 2010; Statements of Financial Condition at December 31, 2012 and 2011; Statements of Income and Expenses for the years ended December 31, 2012, 2011 and 2010; Statements of Changes in Partners’ Capital for the years ended December 31, 2012, 2011 and 2010; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Commodity Advisors Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC General Partner, Commodity Advisors Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue 14th Floor New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control over

Financial Reporting

The management of Commodity Advisors Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a — 15(f) and 15d — 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii)  provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Commodity Advisors Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2012 based on the criteria referred to above.

Walter Davis	Damian George
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Commodity Advisors Fund L.P.	Commodity Advisors Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Commodity Advisors Fund L.P.:

We have audited the accompanying statements of financial condition of Commodity Advisors Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2012 and 2011, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Commodity Advisors Fund L.P. as of December 31, 2012 and 2011, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2013

Commodity Advisors Fund L.P.

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets:
Investment in Funds, at fair value (cost $40,487,812 and $45,939,170)	$41,683,177	$46,139,590
Interest Receivable (Note 4d)	2,155	—
Cash (Note 4d)	8,652	30,573

Total assets	$41,693,984	$46,170,163

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 4c)	$56,657	$46,000
Management fees (Note 4a and 4b)	63,528	69,534
Administrative fees (Note 4a)	34,634	38,475
Incentive fees (Note 4a and 4b)	99,586	38,019
Professional Fees	88,504	118,201
Other	45,016	16,515
Redemptions payable	6,164,612	3,296,163

Total liabilities	6,552,537	3,622,907

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at December 31, 2012 and 2011	—	—
General Partner, Class Z, 2,071.4080 and 15,498.7979 unit equivalents outstanding at December 31, 2012 and 2011, respectively	1,971,090	15,219,200
Limited Partners, Class A, 22,698.2288 and 17,837.2840 Redeemable Units outstanding at December 31, 2012 and 2011, respectively	32,971,770	27,281,062
Limited Partners, Class Z, 208.7339 and 47.8370 Redeemable Units outstanding at December 31, 2012 and 2011, respectively	198,587	46,994

Total partners’ capital	35,141,447	42,547,256

Total liabilities and partners’ capital	$41,693,984	$46,170,163

Class A, net asset value per Redeemable Unit	$1,452.61	$1,529.44

Class Z, net asset value per Redeemable Unit	$951.57	$981.96

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2012

Investments in Portfolio Funds	Cost	Fair Value	% of Partners’ Capital
CMF Cirrus Master Fund L.P.	$2,825,371	$3,391,770	9.65%
MB Master Fund L.P.	13,533,229	13,829,291	39.35
KR Master Fund L.P.	12,214,492	10,790,523	30.71
JEM Master Fund L.P.	11,914,720	13,671,593	38.90

Total investment in Funds, at fair value	$40,487,812	$41,683,177	118.61%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2011

Investments in Portfolio Funds	Cost	Fair Value	% of Partners’ Capital
CMF Cirrus Master Fund L.P.	$2,662,913	$2,882,365	6.77%
FL Master Fund L.P.	3,409,143	3,241,312	7.62
MB Master Fund L.P.	14,088,373	14,540,056	34.17
KR Master Fund L.P.	12,971,771	11,713,219	27.53
JEM Master Fund L.P.	12,806,970	13,762,638	32.35

Total investment in Funds, at fair value	$45,939,170	$46,139,590	108.44%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Investment Income:
Interest income (Note 4d)	$26,446	$5,930	$149

Total investment income (loss)	26,446	5,930	149

Expenses:
Ongoing selling agent fees (Note 4c)	680,883	550,250	—
Management fees (Note 4a and 4b)	797,203	715,776	491,817
Administrative fees (Note 4a)	439,898	348,750	122,980
Incentive fees (Note 4a and 4b)	157,652	295,792	—
Professional fees	339,786	229,809	113,289
Other	140,243	32,431	11,020

Total expenses	2,555,665	2,172,808	739,106

Net investment income (loss)	(2,529,219)	(2,166,878)	(738,957)

Trading Results:
Net realized gains (losses) on investments	(583,157)	12,978,289	4,221,873
Change in net unrealized gains (losses) on investments	994,945	(12,021,566)	(5,307,561)

Total trading results	411,788	956,723	(1,085,688)

Net income (loss)	(2,117,431)	(1,210,155)	(1,824,645)

Net income (loss) allocation by class:
Class A	(1,775,146)	(1,039,752)	(1,824,645)

Class Z	(342,285)	(170,403)	—

Net income (loss) per Redeemable Unit (Note 8)*
Class A	$(76.83)	$(43.06)	$(58.91)

Class Z	$(30.39)	$(18.04)	$—

Weighted average units outstanding
Class A	22,831.6558	27,476.5521	30,655.9320

Class Z	10,259.7243	14,082.1171	—

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2012, 2011 and 2010

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2009	$50,354,404	30,865.5470	$—	—	$50,354,404	30,865.5470
Subscriptions – Limited Partners	300,000	184.4710	—	—	300,000	184.4710
Net Loss	(1,824,645)	—	—	—	(1,824,645)	—
Redemptions – Limited Partners	(1,598,396)	(1,014.2390)	—	—	(1,598,396)	(1,014.2390)

Partners’ Capital December 31, 2010	47,231,363	30,035.7790	—	—	47,231,363	30,035.7790
Subscriptions – General Partner	—	—	23,089,860	23,345.0215	23,089,860	23,345.0215
Subscriptions – Limited Partners	22,977,797	14,769.2601	47,837	47.8370	23,025,634	14,817.0971
Net Loss	(1,039,752)	—	(170,403)	—	(1,210,155)	—
Redemptions – General Partner	(38,142,314)	(24,556.9219)	(7,701,100)	(7,846.2236)	(45,843,414)	(32,403.1455)
Redemptions – Limited Partners	(3,746,032)	(2,410.8332)	—	—	(3,746,032)	(2,410.8332)

Partner’s Capital December 31, 2011	$27,281,062	17,837.2840	15,266,194	15,546.6349	42,547,256	33,383.9189
Subscriptions – Limited Partners	14,178,378	9,407.1618	179,256	183.4279	14,357,634	9,590.5897
Subscriptions – General Partner	—	—	—	—	—	—
Net Loss	(1,775,146)	—	(342,285)	—	(2,117,431)	—
Redemptions – General Partners	—	—	(12,911,724)	(13,427.3899)	(12,911,724)	(13,427.3899)
Redemptions – Limited Partners	(6,712,524)	(4,546.2170)	(21,764)	(22.5310)	(6,734,288)	(4,568.7480)

Partners’ Capital December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707

Net asset value per unit:
2010: Class A	$1,572.50

2011: Class A	$1,529.44

Class Z	$981.96

2012: Class A	$1,452.61

Class Z	$951.57

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

1.    Partnership Organization

Commodity Advisors Fund L.P. (formerly, Energy Advisors Portfolio L.P.) (the “Partnership”) is a Delaware limited partnership that operates as a private investment fund. The Partnership was formed on January 30, 2006. The Partnership commenced trading on October 1, 2006. Between October 1, 2006, and May 1, 2011, the Partnership was traded pursuant to a 4.13(a)(4) exemption. The Partnership aims to achieve capital appreciation through speculative trading directly and indirectly, in U.S. and international markets for currencies, interest rates, indices, agricultural and energy products and precious and base metals. The Partnership may engage directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in Note 6, “Investment in Funds”) are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly wholly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. MSSB Holdings wholly owns Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), the selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2012, all trading decisions for the Partnership are made by the Advisors (defined below).

On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change. Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2012, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

The General Partner and each limited partner (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits or losses, if any, net of distributions.

The affairs of the Partnership will be wound up and the Partnership liquidated as soon as practicable upon the first to occur of the following: (i) the vote to dissolve the Partnership by limited partners owning more than 50% of all classes of units then outstanding; notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership, or the withdrawal, removal, bankruptcy or dissolution of the General Partner, unless the Partnership is continued as described in the limited partnership agreement; or (iii) the occurrence of any event which

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

2.    Significant Accounting Policies

a.	Partnership and Fund Valuation. The Partnership’s investments in Funds are carried at fair value as determined by the Partnership’s pro rata interest in the net assets of each Fund. As a general matter, the fair value of the Partnership’s investment in a Fund represents the amount that the Partnership can reasonably expect to receive from a Fund if the Partnership’s investment was redeemed at the time of valuation, based on information available at the time. The Funds, except for Velite Energy, provide for redemptions on a monthly basis. Velite Energy provides for redemptions on a quarterly basis. The underlying investments of each Fund are accounted for at fair value as described in the respective Fund’s financial statements.

b.	Revenue Recognition. The change in the Partnership’s investment in a Fund is included in change in net unrealized gains (losses) on investments on the Statement of Income and Expenses. The Partnership records a realized gain or loss on its investments in Funds as the difference between the redemption proceeds and related cost of such investment.

c.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

The net asset value per Redeemable Unit is determined as of the close of business at the end of each month in accordance with the valuation principles set forth above or as may be determined from time to time pursuant to policies established by the General Partner.

d.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

e.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the“more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

f.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed subsequent events through the date of filing and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

g.	Net income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights”.

h.	Recent Accounting Pronouncements. On October 1, 2012, the Financial Accounting Standard’s Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at“ market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a material impact on the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

3.    Fair Value Measurements and Disclosures

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

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”. The amendments within this ASU changed the wording used to describe many of the GAAP requirements for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarified the FASB’s intent about the application of existing fair value measurement requirements and other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2012 and 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

As of December 31, 2012, all of the Funds were classified as Level 2 investments.

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$41,683,177	$—	$41,683,177	$—

Net fair value	$41,683,177	$—	$41,683,177	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$46,139,590	$—	$46,139,590	$—

Net fair value	$46,139,590	$—	$46,139,590	$—

4.    Agreements

a.	Limited Partnership Agreement

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. Prior to May 1, 2011, the Partnership paid the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 0.25% (0.25% per year) of month-end adjusted Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees were Net Assets, as defined in the Limited Partnership Agreement, increased by the current month’s incentive fee accrual, management fees, administrative fee and any redemptions or distributions as of the end of such month.

Effective May 1, 2011, the Partnership pays the General Partner a monthly administrative fee equal to 1/12th of 1.0% (1.0% per year) of Month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee, the selling agent fees and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at any time at the discretion of the General Partner. The administrative fee for the years ended December 31, 2012, 2011 and 2010 was $439,898, $348,750 and $122,980, respectively, as disclosed on the Statements of Income and Expenses. Of this amount, $34,634 and $38,475 remained payable as of December 31, 2012 and 2011, as disclosed on the Statements of Financial Condition.

Prior to May 1, 2011, the Partnership paid the General Partner a monthly management fee equal to 1/12 of 1% (1% per year) of month-end adjusted Net Assets. Adjusted Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the Limited Partnership Agreement, increased by the current month’s incentive fee accrual, management fee, administrative fee and any redemptions or distributions as of the end of such month. This fee for the period of January 1, 2011 through April 30, 2011, was $157,548. The fee for the years ended December 31, 2010 and 2009 was $491,817 and $508,627, respectively. Of this amount, $427,629 remained payable as of December 31, 2010. There was no such fee after April 30, 2011.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

Prior to May 1, 2011, the Partnership paid the General Partner an annual incentive fee equal to 10% of the Partnership’s New Trading Profits earned during each calendar year. The incentive fee was paid on new trading profits earned by the Partnership as a whole and not on profits earned individually by each Limited Partner. New Trading Profits was the excess, if any, of Net Assets of the Partnership at the end of the year over the higher of Net Assets on the date trading commenced, or Net Assets at the end of the highest previous year. There was no incentive fees earned by the General Partner for the period ended April 30, 2011 and for the year ended December 31, 2010.

b.	Management Agreements

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with AAA Capital Management Advisors, Ltd. (“AAA”), SandRidge Capital, L.P. (“SandRidge”), Aventis Asset Management, LLC (“Aventis”), Krom River Investment Management (Cayman) Limited and Krom River Trading AG (collectively, “Krom River”) and JE Moody & Company LLC (“JE Moody”), Energy each of which is a registered commodity trading advisor or exempt from such registration and have been selected by the General Partner as the Partnership’s major commodity trading advisors, and certain non-major trading advisors (each, an “Advisor” and collectively, the “Advisors”). Each Management Agreement may be terminated upon notice by either party. Goldfinch was terminated as of December 31, 2010 and Velite was terminated as of March 31, 2011. SandRidge, Sasco and AAA were each terminated as a commodity trading advisor for the Partnership as of April 30, 2011. Flintlock was terminated as a commodity trading advisor for the Partnership as of October 31, 2012.

Prior to May 1, 2011, the Partnership paid the management and incentive fees incurred in connection with individually managed accounts. Management fees generally ranged from 1.0% to 4.0% of net assets per year, and incentive compensation generally ranged from 20% to 30% of New Trading Profits.

Effective May 1, 2011, the Partnership may pay each of the Advisors a monthly management fee ranging from 1.0% to 2.0% of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the general partner’s management fee, the ongoing selling agent fees and any allocable redemptions or distributions as of the end of such month. Each Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, ranging from 15% to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter.

c.	Agency Agreement

The Partnership has entered into an agency agreement (the “Agency Agreement”) which provides that, after May 1, 2011, the Partnership will pay Morgan Stanley Smith Barney a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership will not pay an ongoing selling agent fee with respect to limited partners holding Class Z Redeemable Units. For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end Net assets prior to the reduction of the

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

current month’s incentive fee accrual, the monthly management fee, the General Partner’s administrative fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month.

d.	Customer Agreement

Prior to May 1, 2011, the portfolio funds entered into a customer agreement. (the “Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the portfolio funds’ account in accordance with orders placed by the Advisors. The portfolio funds were obligated to pay CGM commercially reasonable commission rates (“Brokerage Commissions”). This fee included exchange, give-up, user, clearing, floor brokerage and National Futures Association fees (collectively the “clearing fees”). As of May 1, 2011, the portfolio funds were no longer required to pay Brokerage Commissions.

After May 1, 2011, all clearing fees are borne by the Funds and allocated to the Partnership based on its proportionate share of each Fund. Effective September 1, 2012, the Partnership, through its investment in Funds, pays a service fee to CGM. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on its allocable share of 100% of the average daily equity maintained in cash in each of the Funds’ brokerage accounts at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

5.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these investments. The results of the Partnership’s trading activity are resulting from its investments in the Funds as shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Funds’ Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Prior to May 1, 2011, CGM and other entities that may or may not have been affiliated with the General Partner acted as the Partnership’s placement agents (the “Placement Agents”). The Partnership paid the Placement Agents a distribution fee (the “Distribution Fee”) of up to 0.75% per year of net assets of the units sold, payable monthly out of the General Partner’s management fee.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

6.     Investment in Funds

On October 1, 2006, the assets allocated to AAA for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 723.8213 units of AAA Master with cash equal to $3,315,000. AAA Master was formed in order to permit accounts managed by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on April 30, 2011, for cash equal to $3,469,560.

On October 1, 2006, the assets allocated to SandRidge for trading were in invested the CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,092.7350 units of SandRidge Master with cash equal to $2,370,000. SandRidge Master was formed in order to permit commodity pools managed by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011, for cash equal to $3,129,957.

On April 1, 2007, the assets allocated to Velite for trading were invested in the Velite Energy L.P. (“Velite Energy”), a limited partnership organized under the partnership laws of the State of Texas. The Partnership invested $12,000,000 in Velite Master. The Partnership fully redeemed its investment in Velite Master on March 31, 2011, for cash equal to $9,922,742.

On April 1, 2009, the assets allocated to Sasco for trading were in invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 6,000.0000 units of Sasco Master with cash equal to $6,000,000. Sasco Master was formed in order to permit commodity pools managed by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sasco Master on April 30, 2011, for cash equal to $7,730,465.

On November 1, 2009, the assets allocated to Goldfinch for trading were invested in Goldfinch Capital Management, L.P. (“Goldfinch”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested $3,500,000 in Goldfinch. The Partnership fully redeemed its investment in Goldfinch on December 31, 2010, for cash equal to $3,162,493.

On January 1, 2011, the assets allocated to Cirrus for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master was formed to permit accounts managed by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cirrus Master. Individual and pooled accounts currently managed by Cirrus, including the Partnership, are permitted to be limited partners of Cirrus Master. The General Partner and Cirrus believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Flintlock for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $4,171,892. FL Master was formed to permit accounts managed by Flintlock using the Flintlock Commodity Opportunities Partners, LP, at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FL Master on October 31, 2012, for cash equal to $2,046,008.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master was formed in order to permit commodity pools managed by Aventis using the Aventis Diversified Commodity Strategy (formerly the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master was formed in order to permit commodity pools managed now or in the future by Krom River using the Krom River Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to J E Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master was formed to permit accounts managed by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2012.

Cirrus Master’s, MB Master’s, KR Master’s and JEM Master’s, (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. All other fees and commissions are charged at the Partnership level.

At December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4% and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. At December 31, 2011, the Partnership owned approximately 12.5%, 14.3%, 37.4%, 10.5% and 30.1% of Cirrus Master, FL Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	December 31, 2012
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Cirrus Master	$20,742,891	$57,098	$20,685,793
MB Master	69,389,015	3,495,860	65,893,155
KR Master	116,058,406	1,168,169	114,890,237
JEM Master	47,528,791	70,293	47,458,498

Total	$253,719,103	$4,791,420	$248,927,683

	December 31, 2011
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Cirrus Master	$23,186,209	$55,047	$23,131,162
FL Master	28,928,129	6,267,539	22,660,590
MB Master	39,167,445	293,008	38,874,437
KR Master	116,101,391	4,162,840	111,938,551
JEM Master	45,732,649	67,973	45,664,676

Total	$253,115,823	$10,846,407	$242,269,416

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	December 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(113,743)	$3,150,705	$3,036,962
FL Master	(510,119)	(5,666,845)	(6,176,964)
MB Master	(691,180)	(261,679)	(952,859)
KR Master	(462,208)	(4,542,592)	(5,004,800)
JEM Master	(877,444)	4,779,017	3,901,573

Total	$(2,654,694)	$(2,541,394)	$(5,196,088)

	December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(106,290)	$2,396,102	$2,289,812
FL Master	(166,427)	(840,792)	(1,007,219)
MB Master	(325,546)	438,595	113,049
KR Master	(266,391)	(10,942,291)	(11,208,682)
JEM Master	(710,961)	6,105,543	5,394,582
AAA Master	(2,709,296)	63,710,329	61,001,033
SandRidge Master	(615,328)	51,171,776	50,556,448
Sasco Master	(707,823)	1,199,725	491,902
Velite Energy	(148,726,649)	454,585,262	305,858,613

Total	$(154,334,711)	$567,824,249	$413,489,538

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	December 31, 2012			Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Cirrus Master	9.65%	$3,391,770	$463,836	$8,453	$9,224	$446,159	Energy Portfolio	Monthly
FL Master	0.00%	-	(540,204)	62,504	7,289	(609,997)	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	235,969	254,431	19,223	(37,685)	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	(468,192)	46,852	6,083	(521,127)	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	1,395,002	243,503	17,061	1,134,438	Commodity Portfolio	Monthly

Total	118.61%	$41,683,177	$1,086,411	$615,743	$58,880	$411,788

	December 31, 2011			Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees		Other		Net Income (Loss)	Investment Objective	Redemptions Permitted
Cirrus Master	6.77%	$2,882,365	$261,726	$7,479		$7,223		$247,024	Energy Portfolio	Monthly
FL Master	7.62%	3,241,312	(109,929)	17,035		9,943		(136,907)	Commodity Portfolio	Monthly
MB Master	34.17%	14,540,056	770,646	248,017		52,518		470,111	Commodity Portfolio	Monthly
KR Master	27.53%	11,713,219	(1,275,343)	26,119		8,857		(1,310,319)	Commodity Portfolio	Monthly
JEM Master	32.35%	13,762,638	1,808,417	163,272		17,360		1,627,785	Commodity Portfolio	Monthly
AAA Master	0.00%	—	147,666	5,079		1,417		141,170	Energy Portfolio	Monthly
Sasco Master	0.00%	—	(211,912)	40,631		10,387		(262,930)	Energy Portfolio	Monthly
SandRidge Master	0.00%	—	134,277	4,115		1,480		128,682	Energy Portfolio	Monthly
Velite Energy	0.00%	—	52,107	N/A	*	N/A	*	52,107	Energy Portfolio	Quarterly

Total	108.44%	$46,139,590	$1,577,655	$511,747		$109,185		$956,723

*	The Partnership was not able to obtain the specific fee amounts for this investee fund. The brokerage fees are based on the services of various commodity brokers who charge commercial commission rates. Other expenses include management fees, administrative fees, and professional and other fees. Management fees are charged at 3% per annum of monthly net assets. Administrative fees are related to accounting services provided by the administrator. Professional and other fees include services for accounting, legal and other miscellaneous expenses.

7.     Subscriptions, Redemptions, and Distributions

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

8.     Financial Highlights

Changes in the net asset value per Redeemable Unit for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011	For the period October 1, 2011 (commencement of operations) to December 31, 2011	2010
	Class A	Class Z	Class A	Class Z	Class A
Net realized and unrealized gains (losses) *	$(13.93)	$10.40	$11.42	$(7.32)	$(34.80)
Interest Income	0.91	0.58	0.19	—	0.00
Expenses **	(63.81)	(41.37)	(54.67)	(10.72)	(24.11)

Increase (decrease) for the period	(76.83)	(30.39)	(43.06)	(18.04)	(58.91)
Net asset value per Redeemable Unit, beginning of period	1,529.44	981.96	1,572.50	1,000.00	1,631.41

Net asset value per Redeemable Unit, end of period	$1,452.61	$951.57	$1,529.44	$981.96	$1,572.50

*	Includes ongoing selling agent fees.
**	Excludes ongoing selling agent fees.

				For the period
			2011	October 1, 2011 (commencement of operations) to December 31, 2011***	2010
	2012
	Class A	Class Z	Class A	Class Z	Class A

Ratios to Average Net Assets:
Net investment income (loss)	(6.5)%	(7.2)%	(6.9)%	(3.7)%	(1.5)%
Incentive fees	0.4%	0.9%	0.7%	—%	—%

Net investment income (loss) before incentive fees ****	(6.1)%	(6.3)%	(6.2)%	(3.7)%	(1.5)%

Operating expenses	6.1%	6.3%	6.2%	3.7%	1.5%
Incentive fees	0.4%	0.9%	0.7%	—%	—%

Total expenses and incentive fees	6.5%	7.2%	6.9%	3.7%	1.5%

Total return:
Total return before incentive fees	(4.7)%	(2.5)%	(2.4)%	(1.7)%	(3.6)%
Incentive fees	(0.3)%	(0.6)%	(0.3)%	(0.1)%	—%

Total return after incentive fees	(5.0)%	(3.1)%	(2.7)%	(1.8)%	(3.6)%

***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

9.    Financial Instrument Risks:

In the normal course of business, the Partnership through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

The risk to the Limited Partners that have purchased Redeemable Units is limited to their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2012

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2012 and 2011 are summarized below:

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of ongoing selling agent fee and clearing fees including interest income	$(246,243)	$885,511	$(831,142)	$(50,775)
Net income (loss)	$(871,488)	$487,898	$(1,235,778)	$(498,063)
Increase (decrease) in Net Asset Value per Unit
Unit of Class A	$(30.92)	$15.52	$(42.61)	$(18.82)
Increase (decrease) in Net Asset Value per Unit
Unit of Class Z	$(15.38)	$14.91	$(22.73)	$(7.19)

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of ongoing selling agent fee / brokerage commissions, as applicable and clearing fees including interest income	$(500,149)	$1,073,819	$(434,257)	$272,990
Net income (loss)	$(1,000,768)	$548,445	$(853,572)	$95,740
Increase (decrease) in Net Asset Value per Unit
Unit of Class A	$(35.96)	$18.62	$(28.91)	$3.19
Increase (decrease) in Net Asset Value per Unit
Unit of Class Z	$(18.04)	$—	$—	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•

provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Damian George (Chief Financial Officer and Director), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Harry Handler (Director), Patrick T. Egan (Director), Alper Daglioglu (Director) and Craig Abruzzo (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Walter Davis, Damian George, Patrick T. Egan and Alper Daglioglu serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Walter Davis, age 48, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since December 2012, Mr. Davis has been registered as a swap associated person of General Partner. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as a Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the

University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of NFA. Mr. George has been a Vice President and listed as a principal since December 2012, and registered as an associated person since January 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. Mr. George is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of futures funds, budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc., a financial services firm, which administered Citigroup Inc.’s hedge fund and fund of funds business, where he served as Director and was responsible for futures funds budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Colbert Narcisse, age 47, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 47, has been a Director and a principal of the General Partner since December 2010. Since December 2012, Mr. Ketterer has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and as Head of the U.S. Field Management and U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group and, as of June 2012, Head of U.S. Field Management. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Craig Abruzzo, age 44, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009 and as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global

Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 43, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 36, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership currently pays the General Partner administrative fees, as described under “Item 1. Business.” For the year ended December 31, 2012, the General Partner earned $439,898 in general partner administrative fees. Morgan Stanley Smith Barney, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2012, Morgan Stanley Smith Barney earned $680,883 in ongoing selling agent fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2012, the Advisors earned $797,203 in management fees. For the year ended December 31, 2012, the Advisors earned $157,652 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2013, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2012:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner unit equivalents	General Partner	2,071.4080	8.3%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, the General Partner and Morgan Stanley Smith Barney would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2012 and 2011 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2012	$83,200
2011	$31,000

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2012	$60,700
2011	$35,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2012 and 2011.

Condensed Schedules of Investments at December 31, 2012 and 2011.

Statements of Income and Expenses for the years ended December 31, 2012, 2011 and 2010.

Statements of Changes in Partners’ Capital for the year ended December 31, 2012, 2011 and 2010.

Notes to Financial Statements.

(2) Exhibits:

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.2(b) to the General Form for

Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.5(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Flintlock Capital Asset Management, LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC, dated October 4th, 2013 (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference).

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1 — Section 1350 Certification (Certification of President and Director)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

99.1 Financial Statements of CMF Cirrus Master Fund L.P.

99.2 Financial Statements of MB Master Fund L.P.

99.3 Financial Statements of KR Master Fund L.P.

99.4 Financial Statements of JEM Master Fund L.P.

99.5 Financial Statements of FL Master Fund L.P.

101.INS  XBRL   Instance Document.

101.SCH XBRL  Taxonomy Extension Schema Document.

101.CAL XBRL  Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL  Taxonomy Extension Label Linkbase Document.

101.PRE XBRL  Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL  Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commodity Advisors Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis

Walter Davis, President & Director Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis	Colbert Narcisse	Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 27, 2013	Date: March 27, 2013	Date: March 27, 2013

/s/ Damian George	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Damian George	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 27, 2013	Director Ceres Managed Futures LLC Date: March 27, 2013
Date: March 27, 2013

/s/ Craig Abruzzo	/s/ Harry Handler
Craig Abruzzo	Harry Handler
Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 27, 2013	Date: March 27, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.