Form 10-Q
period 2013-03-31
COMMODITY ADVISORS FUND L.P.
filed 2013-05-15
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes       No X

As of April 30, 2013, 22,467.1718 Class A Limited Partnership Redeemable Units were outstanding and 208.7339 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value (cost $32,741,724 and $40,487,812)	$33,904,433	$41,683,177
Interest receivable	2,144	2,155
Cash	349,597	8,652

Total assets	$34,256,174	$41,693,984

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$52,952	$56,657
Management fees	51,444	63,528
Administrative fee	28,256	34,634
Incentive fees	33,869	99,586
Other	349,573	133,520
Redemptions payable	645,849	6,164,612

Total liabilities	1,161,943	6,552,537

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at March 31, 2013 and December 31, 2012	—	—
General Partner, Class Z, 1,856.4080 and 2,071.4080 unit equivalents outstanding at March 31, 2013 and December 31, 2012, respectively	1,732,641	1,971,090
Limited Partners, Class A, 21,984.6108 and 22,698.2288 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	31,166,767	32,971,770
Limited Partners, Class Z, 208.7339 Redeemable Units outstanding at March 31, 2013 and December 31, 2012	194,823	198,587

Total partners’ capital	33,094,231	35,141,447

Total liabilities and partners’ capital	$34,256,174	$41,693,984

Class A, net asset value per Redeemable Unit	$1,417.66	$1,452.61

Class Z, net asset value per Redeemable Unit	$933.33	$951.57

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

March 31, 2013

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Cirrus Master Fund L.P.	$2,050,367	$2,649,285	8.01%
MB Master Fund L.P.	11,742,788	12,173,186	36.78
KR Master Fund L.P.	7,620,853	6,691,372	20.22
JEM Master Fund L.P.	11,327,716	12,390,590	37.44

Total investment in Funds, at fair value	$32,741,724	$33,904,433	102.45%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest income from investment in Funds	$5,133	$4,554

Expenses:
Ongoing selling agent fees	160,535	161,958
Management fees	156,066	208,540
Administrative fees	85,671	115,366
Incentive fees	33,869	24,872
Other	298,262	98,510

Total expenses	734,403	609,246

Net investment income (loss)	(729,270)	(604,692)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(53,379)	(46,235)
Change in net unrealized gains (losses) on investment in Funds	(32,656)	152,864

Total trading results	(86,035)	106,629

Net income (loss)	$(815,305)	$(498,063)

Net income (loss) allocation by class:
Class A	$(773,758)	$(417,561)

Class Z	$(41,547)	$(80,502)

Net asset value per unit
Class A (21,984.6108 and 22,065.6082 Redeemable Units outstanding as of March 31, 2013 and 2012, respectively)	$1,417.66	$1,510.62

Class Z (2,065.1419 and 11,665.2109 Redeemable Units outstanding as of March 31, 2013 and 2012, respectively)	$933.33	$974.77

Net income (loss) per unit*
Class A	$(34.95)	$(18.82)

Class Z	$(18.24)	$(7.19)

Weighted average units outstanding
Class A	22,228.4705	21,118.4388

Class Z	2,280.1419	13,930.7062

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions — Limited Partners	1,668,969	1,153.7390	—	—	1,668,969	1,153.7390
Net Loss	(773,758)	—	(41,547)	—	(815,305)	—
Redemptions — Limited Partners	(2,700,214)	(1,867.3570)	—	—	(2,700,214)	(1,867.3570)
Redemptions — General Partner	—	—	(200,666)	(215.0000)	(200,666)	(215.0000)

Partners’ Capital March 31, 2013	$31,166,767	21,984.6108	$1,927,464	2,065.1419	$33,094,231	24,049.7527

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2011	$27,281,062	17,837.2840	$15,266,194	15,546.6349	$42,547,256	33,383.9189
Subscriptions — Limited Partners	7,342,989	4,797.7022	135,000	137.3279	7,477,989	4,935.0301
Net Loss	(417,561)	—	(80,502)	—	(498,063)	—
Redemptions — Limited Partners	(873,726)	(569.3780)	—	—	(873,726)	(569.3780)
Redemptions — General Partner	—	—	(3,949,776)	(4,018.7519)	(3,949,776)	(4,018.7519)

Partners’ Capital March 31, 2012	$33,332,764	22,065.6082	$11,370,916	11,665.2109	$44,703,680	33,730.8191

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. MSSB Holdings wholly owns Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), the selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

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

Class Z Redeemable Units were first issued on October 1, 2011. As of March 31, 2013, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

        As of March 31, 2013, all trading decisions were made for the Partnership by its four trading advisors (each an Advisor, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i e, trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

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

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, the results of its operations for the three months ended March 31, 2013 and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012 and Amendment No. 2 to the Partnership’s Registration Statement on Form 10-12G/A filed with the SEC on April 26, 2013.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) *	$(11.00)	$(2.51)	$(4.10)	$2.28
Interest income	0.22	0.15	0.16	0.10
Expenses **	(24.17)	(15.88)	(14.88)	(9.57)

Increase (decrease) for period	(34.95)	(18.24)	(18.82)	(7.19)
Net asset value per unit, beginning of period	1,452.61	951.57	1,529.44	981.96

Net asset value per unit, end of period	$1,417.66	$933.33	$1,510.62	$974.77

*	Includes Partnership ongoing selling agent fees.

**	Excludes Partnership ongoing selling agent fees.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Class A	Class Z	Class A		Class Z
Ratios to average net assets: ***
Net investment income (loss)	(8.6)%	(7.1)%	(5.9)%		(9.1)%
Incentive fees	0.1%	0.1%	0.1%		0.1%

Net investment income (loss) before incentive fees ****	(8.5)%	(7.0)%	(5.8)%		(9.0)%

Operating expenses	8.6%	7.1%	6.0%		9.2%
Incentive fees	0.1%	0.1%	0.1%		0.1%

Total expenses	8.7%	7.2%	6.1%		9.3%

Total return:
Total return before incentive fees	(2.3)%	(1.8)%	(1.2)%		(0.7)%
Incentive fees	(0.1)%	(0.1)%	(0.0	)%*****	0.0	%*****

Total return after incentive fees	(2.4)%	(1.9)%	(1.2)%		(0.7)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	Due to rounding.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. However, the Partnership’s investments are in other funds. The results of the Partnership’s trading activities from its investments in the Funds are shown in the Statements of Income and Expenses.

The customer agreements between the Partnership/Funds and CGM gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and for the year ended December 31, 2012.

	March 31,2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$33,904,433	$0	$33,904,433	$0

Net fair value	$33,904,433	$0	$33,904,433	$0

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$41,683,177	$0	$41,683,177	$0

Net fair value	$41,683,177	$0	$41,683,177	$0

5.    Investments in Funds:

On October 1, 2006, the assets allocated to AAA Capital Management Advisors, Ltd. (“AAA”) for trading were invested in the AAA Master Fund LLC (“AAA Master”) a limited liability company formed under the New York Limited Liability Company Law. The Partnership

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

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

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master was formed in order to permit commodity pools managed by Aventis using the Aventis Diversified Commodity Strategy (formerly, the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

On May 1, 2011, the assets allocated to J E Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master was formed to permit accounts managed by J E Moody using the Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

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

Ongoing selling agent, management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees and commissions are charged at the Partnership level.

At March 31, 2013, the Partnership owned approximately 15.5%, 3.7%, 6.8% and 28.4% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. At December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4% and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$17,159,140	$22,902	$17,136,238
MB Master	410,587,975	80,939,068	329,648,907
KR Master	100,486,854	2,189,268	98,297,586
JEM Master	45,245,729	1,649,114	43,596,615

Total	$573,479,698	$84,800,352	$488,679,346

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$20,742,891	$57,098	$20,685,793
MB Master	69,389,015	3,495,860	65,893,155
KR Master	116,058,406	1,168,169	114,890,237
JEM Master	47,528,791	70,293	47,458,498

Total	$253,719,103	$4,791,420	$248,927,683

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(37,932)	$1,527,460	$1,489,528
MB Master	(869,489)	5,857,766	4,988,277
KR Master	(76,659)	(1,654,722)	(1,731,381)
JEM Master	(343,350)	(945,396)	(1,288,746)

Total	$(1,327,430)	$4,785,108	$3,457,678

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(27,287)	$71,386	$44,099
FL Master	(58,252)	(181,171)	(239,423)
MB Master	(128,554)	471,064	342,510
KR Master	(109,287)	(3,145,845)	(3,255,132)
JEM Master	(237,599)	1,325,575	1,087,976

Total	$(560,979)	$(1,458,991)	$(2,019,970)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of					Net
	Partnership’s	Fair	Income	Expenses		Income	Investment	Redemptions
Investment	Net Assets	Value	(Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Cirrus Master	8.01%	$2,649,285	$233,215	$3,534	$2,682	$226,999	Energy Portfolio	Monthly
MB Master	36.78%	12,173,186	231,018	51,946	1,884	177,188	Commodity Portfolio	Monthly
KR Master	20.22%	6,691,372	(109,098)	5,482	1,468	(116,048)	Commodity Portfolio	Monthly
JEM Master	37.44%	12,390,590	(280,687)	89,158	4,329	(374,174)	Commodity Portfolio	Monthly

Total		$33,904,433	$74,448	$150,120	$10,363	$(86,035)

	December 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	9.65%	$3,391,770	$9,018	$1,906	$1,777	$5,335	Energy Portfolio	Monthly
FL Master	0.00%	—	(19,091)	6,152	2,556	(27,799)	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	176,271	58,366	5,702	112,203	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	(277,163)	10,148	1,868	(289,179)	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	375,868	64,584	5,215	306,069	Commodity Portfolio	Monthly

Total		$41,683,177	$264,903	$141,156	$17,118	$106,629

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6.     Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, or to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain swaps, forwards and option contacts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

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

March 31, 2013

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2013 and for the year ended December 31, 2012.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2013

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

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership Capital decreased 5.8% from $35,141,447 to $33,094,231. This decrease was attributable to redemptions of 1,867.3570 Class A Redeemable Units totaling $2,700,214 and 215.0000 General Partner unit equivalents of Class Z Redeemable Units totaling $200,666, coupled with a net loss of $815,305. This was partially offset with subscriptions for 1,153.7390 Class A Redeemable Units totaling $1,668,969. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the first quarter of 2013, the Partnership’s net asset value per Class A Redeemable Unit decreased 2.4% from $1,452.61 to $1,417.66 as compared to an decrease of 1.2% in the first quarter of 2012. During the first quarter of 2013, the Partnership’s net asset value per Class Z Redeemable Unit decreased 1.9% from $951.57 to $933.33 as compared to an decrease of 0.7% in the first quarter of 2012. The Partnership experienced a net trading loss through its investment in the Funds before clearing and related fees in the first quarter of 2013 of $86,035. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains and softs and were partially offset by gains in livestock and metal. The Partnership experienced a net trading gain through its investment in the Funds before clearing and related fees in the first quarter of 2012 of $106,629. Gains were primarily attributable to the Funds trading in energy, grains, livestock and metals and were partially offset by losses in softs.

During the first quarter, the Partnership posted a loss in Net Asset Value from trading in energies, soft commodities, and grains. These losses were partially offset by gains from trading livestock and metals. The most significant losses were incurred in energies trading from short futures positions in Brent crude oil as prices rallied during January due to supply constraints globally. Further losses were incurred in energies during February from long futures positions in RBOB gasoline as prices declined on the back of declining oil prices due to weaker than expected U.S. economic data. Trading in soft commodities also incurred losses during February from long futures positions in sugar as prices declined to a 30-month low on signs that cane crops are getting enough moisture to boost harvests in Brazil, the world’s largest grower of sugar. Additional losses were incurred from grains trading during January as short futures positions in corn and soybeans were negatively impacted as drier weather in South America would lead to depleted soil moisture and increase stress on future crops, thus pushing prices higher.

A portion of these losses was offset by gains in livestock trading during February from short futures positions in lean hogs as prices declined on weaker domestic demand for pork. Further gains were recorded in metals trading from long futures positions in platinum as prices surged to a three-month high during January, after the world’s largest platinum producer (Anglo American Platinum Ltd.) said it will idle four production shafts in South Africa, cutting output by 400,000 ounces a year, after a review of its operations.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Funds’) brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 90 day U.S. Treasury bills maturing in 30 days. Interest income from investment in Funds for the three months ended March 31, 2013 increased $579, as compared to the corresponding period in 2012. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

The Partnership pays (or reimburses CGM if previously paid) for all actual transaction fees, including any clearing fees applicable to the Partnership’s trading. Clearing fees for the three months ended March 31, 2013, increased by $8,964, as compared to the corresponding period in 2012. The increase in clearing fees is primarily due to an increase in the number of trades during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2013 decreased by $1,423, as compared to the corresponding period in 2012. The decrease in selling agent fees is due to lower adjusted net assets per class during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the net asset value of each class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, is affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $52,474, as compared to the corresponding period in 2012. The decrease in management fees is due to lower adjusted net assets per class during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2013 decreased by $29,695, as compared to the corresponding period in 2012. The decrease in administrative fees is due to lower adjusted net assets per class during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. Trading performance for the three months ended March 31, 2013 resulted in incentive fees of $33,869. Trading performance for the three months ended March 31, 2012 resulted in incentive fees of $24,872.

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

As of March 31, 2013 and December 31, 2012, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2013		December 31, 2012
Aventis	$11,469,606	35%	$12,226,950	35%
Krom River	$6,674,809	20%	$8,422,090	24%
JE Moody	$12,338,110	37%	$11,516,600	33%
Other	$2,611,706	8%	$2,975,807	8%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Exchange maintenance margin requirements have been used by the Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility, (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, indirectly held by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $33,094,231.

March 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$691,531	2.09%
Grains	962,709	2.91%
Livestock	419,508	1.27%
Metals	163,736	0.49%
Softs	169,485	0.51%

Total	$2,406,969	7.27%

As of December 31, 2012, the Partnership’s total capitalization was $35,141,447.

December 31, 2012

	Value at Risk	% of Total Capitalization
Market Sector
Energy	$1,257,878	3.58%
Grains	469,912	1.34%
Livestock	241,887	0.69%
Metals	495,289	1.41%
Softs	376,695	1.07%

Total	$2,841,661	8.09%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2013, MB Master’s total capitalization was $329,648,907. The Partnership owned approximately 3.7% of MB Master. As of March 31, 2013, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

March 31, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$732,902	0.22%	$4,563,070	$73,569	$1,762,814
Grains	21,550,662	6.54%	21,550,662	1,828,318	15,011,359
Livestock	1,430,221	0.43%	1,606,117	20,770	1,139,014
Softs	2,047,189	0.62%	2,621,928	365,609	1,586,060

Total	$25,760,974	7.81%

*    Average of month-end Values at Risk.

As of December 31, 2012, MB Master’s total capitalization was $65,893,155. The Partnership owned approximately 21.0% of MB Master. As of December 31, 2012, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

December 31, 2012

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,013,344	1.54%	$6,329,750	$56,505	$1,398,959
Grains	1,647,025	2.50%	1,897,410	532,894	978,473
Livestock	28,350	0.04%	573,352	17,145	221,042
Metals	163,841	0.25%	167,350	1,800	16,820
Softs	866,752	1.31%	1,356,865	14,500	602,544

Total	$3,719,312	5.64%

*    Annual average of month-end Value at Risk.

As of March 31, 2013, KR Master’s total capitalization was $98,297,586. The Partnership owned approximately 6.8% of KR Master. As of March 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

March 31, 2103

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$955,094	0.97%	$1,380,251	$529,059	$753,545
Grains	347,129	0.35%	1,017,149	139,008	409,441
Livestock	46,920	0.05%	803,000	19,000	97,973
Metals	2,307,337	2.35%	5,810,837	2,146,145	3,815,608
Softs	232,285	0.24%	485,021	42,911	189,784

Total	$3,888,765	3.96%

*    Average of month-end Values at Risk.

As of December 31, 2012, KR Master’s total capitalization was $114,890,237. The Partnership owned approximately 9.4% of KR Master. As of December 31, 2012, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2012

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,361,847	1.18%	$2,684,219	$720,189	$1,248,502
Grains	229,814	0.20%	2,830,766	40,250	1,013,242
Livestock	215,733	0.19%	985,549	215,733	593,319
Metals	4,654,833	4.05%	8,263,352	547,985	4,135,866
Softs	352,837	0.31%	1,248,168	115,297	521,306

Total	$6,815,064	5.93%

*    Annual average of month-end Value at Risk.

As of March 31, 2013, JEM Master’s total capitalization was $43,596,615. The Partnership owned approximately 28.4% of JEM Master. As of March 31, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

March 31, 2013

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,110,800	4.84%	$4,006,987	$1,206,150	$2,144,623
Grains	499,050	1.14%	843,425	26,325	282,600
Livestock	1,279,575	2.94%	1,546,400	590,075	1,030,667
Metals	24,075	0.06%	93,750	24,075	47,425
Softs	274,450	0.63%	560,800	10,650	303,883

Total	$4,187,950	9.61%

*    Average of month-end Values at Risk.

As of December 31, 2012, JEM Master’s total capitalization was $47,458,498. The Partnership owned approximately 28.8% of JEM Master. As of December 31, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2012

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,184,242	6.71%	$3,184,242	$554,508	$1,728,449
Grains	355,675	0.75%	355,675	6,000	219,760
Livestock	748,800	1.58%	1,463,000	129,600	697,433
Metals	81,000	0.17%	81,000	3,825	38,419
Softs	560,800	1.18%	759,850	14,950	240,054

Total	$4,930,517	10.39%

*    Annual average of month-end Value at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.	Risk Factors.

  There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and Amendment No. 2 to the Partnership’s Registration Statement on Form 10-12 G/A filed with the SEC on April 26, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were subscriptions for 1,153.7390 Class A Redeemable Units totaling $1,668,969. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Shares (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	1,514.4910	$ 1,451.98	N/A	N/A
February 1, 2013 – February 28, 2013	38.8390	$ 1,442.37	N/A	N/A
March 1, 2013 – March 31, 2013	314.0270	$ 1,417.66	N/A	N/A
	1,867.3570	$ 1,446.01

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

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.5(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Flintlock Capital Asset Management, LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1	Section 1350 Certification (Certification of President and Director)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date:	May 15, 2013

By:	/s/ Damian George
Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date:	May 15, 2013