Form 10-Q
period 2013-06-30
COMMODITY ADVISORS FUND L.P.
filed 2013-08-14
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes       No X

As of July 31, 2013, 21,213.6048 Class A Limited Partnership Redeemable Units were outstanding and 208.7339 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value (cost $30,964,173 and $40,487,812)	$31,981,546	$41,683,177
Interest receivable	673	2,155
Cash	266,215	8,652

Total assets	$32,248,434	$41,693,984

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$52,426	$56,657
Management fees	48,820	63,528
Administrative fee	26,651	34,634
Incentive fees	52,192	99,586
Other	267,983	133,520
Redemptions payable	1,257,065	6,164,612

Total liabilities	1,705,137	6,552,537

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at June 30, 2013 and December 31, 2012	—	—
General Partner, Class Z, 353.4080 and 2,071.4080 unit equivalents outstanding at June 30, 2013 and December 31, 2012, respectively	328,016	1,971,090
Limited Partners, Class A, 21,402.6118 and 22,698.2288 Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	30,021,547	32,971,770
Limited Partners, Class Z, 208.7339 Redeemable Units outstanding at June 30, 2013 and December 31, 2012	193,734	198,587

Total partners’ capital	30,543,297	35,141,447

Total liabilities and partners’ capital	$32,248,434	$41,693,984

Class A, net asset value per Redeemable Unit	$1,402.70	$1,452.61

Class Z, net asset value per Redeemable Unit	$928.15	$951.57

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

June 30, 2013

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
CMF Cirrus Master Fund L.P.	$1,616,848	$2,216,413	7.26%
MB Master Fund L.P.	10,664,272	10,767,346	35.25
KR Master Fund L.P.	7,512,131	6,377,349	20.88
JEM Master Fund L.P.	11,170,922	12,620,438	41.32

Total investment in Funds, at fair value	$30,964,173	$31,981,546	104.71%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest income from investment in Funds	$1,997	$5,981	$7,130	$10,535

Expenses:
Ongoing selling agent fees	159,563	168,380	320,098	330,338
Management fees	150,466	198,356	306,532	406,896
Administrative fees	82,264	109,811	167,935	225,177
Incentive fees	52,192	15,588	86,061	40,460
Other	66,249	80,881	364,511	179,391

Total expenses	510,734	573,016	1,245,137	1,182,262

Net investment income (loss)	(508,737)	(567,035)	(1,238,007)	(1,171,727)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	310,640	(23,638)	257,261	(69,873)
Change in net unrealized gains (losses) on investment in Funds	(145,336)	(645,105)	(177,992)	(492,241)

Total trading results	165,304	(668,743)	79,269	(562,114)

Net income (loss)	(343,433)	(1,235,778)	(1,158,738)	(1,733,841)

Net income (loss) allocation by class:
Class A	(337,914)	(966,485)	(1,111,672)	(1,384,046)

Class Z	(5,519)	(269,293)	(47,066)	(349,795)

Net asset value per unit
Class A (21,402.6118 and 22,594.7740 Redeemable Units outstanding as of June 30, 2013 and 2012, respectively)	$1,402.70	$1,468.01	$1,402.70	$1,468.01

Class Z (562.1419 and 8,667.3829 Redeemable Units outstanding as of June 30, 2013 and 2012, respectively)	$928.15	$952.04	$928.15	$952.04

Net income (loss) per unit*
Class A	$(14.96)	$(42.61)	$(49.91)	$(61.43)

Class Z	$(5.18)	$(22.73)	$(23.42)	$(29.92)

Weighted average units outstanding
Class A	22,557.7628	22,770.7867	22,393.1167	21,944.6128

Class Z	1,063.1419	10,719.0122	1,671.6419	12,324.8592

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions — Limited Partners	3,345,573	2,339.4960	—	—	3,345,573	2,339.4960
Net income (loss)	(1,111,672)	—	(47,066)		(1,158,738)	—
Redemptions — General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions — Limited Partners	(5,184,124)	(3,635.1130)	—	—	(5,184,124)	(3,635.1130)

Partners’ Capital June 30, 2013	$30,021,547	21,402.6118	$521,750	562.1419	$30,543,297	21,964.7537

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2011	$27,281,062	17,837.2840	$15,266,194	15,546.6349	$42,547,256	33,383.9189
Subscriptions — Limited Partners	9,514,955	6,256.1190	135,000	137.3279	9,649,955	6,393.4469
Net income (loss)	(1,384,046)	—	(349,795)		(1,733,841)	—
Redemptions — Limited Partners	—	—	(6,799,698)	(7,016.5799)	(6,799,698)	(7,016.5799)
Redemptions — General Partner	(2,242,713)	(1,498.6290)	—		(2,242,713)	(1,498.6290)

Partners’ Capital June 30, 2012	$33,169,258	22,594.7740	$8,251,701	8,667.3829	$41,420,959	31,262.1569

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

From inception until May 1, 2011, the Partnership offered two classes of redeemable units of partnership interest: “Class A” Redeemable Units and “Class B” Redeemable Units. As of June 30, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” Redeemable and “Class Z” Redeemable Units.

Class Z Redeemable Units were first issued on October 1, 2011. As of June 30, 2013, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

        As of June 30, 2013, all trading decisions were made for the Partnership by its four trading advisors (each an “Advisor”, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e. trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, the results of its operations for the three and six months ended June 30, 2013 and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012 and Amendment No. 2 to the Partnership’s Registration Statement on Form 10-12G/A filed with the SEC on April 26, 2013.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) *	$0.05	$4.69	$(29.22)	$(14.07)	$(10.95)	$2.18	$(33.32)	$(11.79)
Interest income	0.09	0.06	0.20	0.13	0.31	0.21	0.36	0.23
Expenses **	(15.10)	(9.93)	(13.59)	(8.79)	(39.27)	(25.81)	(28.47)	(18.36)

Increase (decrease) for period	(14.96)	(5.18)	(42.61)	(22.73)	(49.91)	(23.42)	(61.43)	(29.92)
Net asset value per unit, beginning of period	1,417.66	933.33	1,510.62	974.77	1,452.61	951.57	1,529.44	981.96

Net asset value per unit, end of period	$1,402.70	$928.15	$1,468.01	$952.04	$1,402.70	$928.15	$1,468.01	$952.04

*	Includes Partnership ongoing selling agent fees (Class A only).

**	Excludes Partnership ongoing selling agent fees.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012				Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Class A	Class Z	Class A		Class Z		Class A	Class Z	Class A	Class Z
Ratios to average net assets: ***
Net investment income (loss)	(6.0)%	(7.1)%	(5.6)%		(4.3)%		(7.5)%	(17.0)%	(5.9)%	(7.5)%
Incentive fees	0.2%	0.3%	0.0	%*****	0.0	%*****	0.3%	0.7%	0.1%	0.2%

Net investment income (loss) before incentive fees ****	(5.8)%	(6.8)%	(5.6)%		(4.3)%		(7.2)%	(16.3)%	(5.8)%	(7.3)%

Operating expenses	5.8%	6.8%	5.7%		4.4%		7.2%	16.4%	5.9%	7.4%
Incentive fees	0.2%	0.3%	0.0	%*****	0.0	%*****	0.3%	0.7%	0.1%	0.2%

Total expenses	6.0%	7.1%	5.7%		4.4%		7.5%	17.1%	6.0%	7.6%

Total return:
Total return before incentive fees	(0.9)%	(0.2)%	(2.8)%		(2.3)%		(3.2)%	(1.8)%	(3.9)%	(2.9)%
Incentive fees	(0.2)%	(0.4)%	(0.0	)%*****	0.0	%*****	(0.2)%	(0.7)%	(0.1)%	(0.1)%

Total return after incentive fees	(1.1)%	(0.6)%	(2.8)%		(2.3)%		(3.4)%	(2.5)%	(4.0)%	(3.0)%

***	Annualized (other than incentive fees).
****	Interest income less total expenses.
*****	Due to rounding.

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

Subsequent to June 30, 2013, CMF Cirrus Master Fund L.P., MB Master Fund L.P., KR Master Fund L.P. and JEM Master Fund L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co”) and expect to commence trading during the third quarter of 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange.

The customer agreements between the Partnership/Funds and Citigroup Global Markets Inc. (“CGM”)/MS&Co, as applicable gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

4.    Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Funds’ Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2013 and for the year ended December 31, 2012.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$31,981,546	$—	$31,981,546	$—

Net fair value	$31,981,546	$—	$31,981,546	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$41,683,177	$—	$41,683,177	$—

Net fair value	$41,683,177	$—	$41,683,177	$—

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

5.    Investments in Funds:

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

June 30, 2013

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2013.

Cirrus Master’s, MB Master’s, KR Master’s and JEM Master’s, (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day the “Redemption Day” after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Ongoing selling agent, management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees and commissions are charged at the Partnership level.

At June 30, 2013, the Partnership owned approximately 12.8%, 3.3%, 7.5% and 28.4% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. At December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4% and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$17,306,429	$3,807	$17,302,622
MB Master	441,219,569	111,687,890	329,531,679
KR Master	90,588,345	5,003,834	85,584,511
JEM Master	44,416,399	6,663	44,409,736

Total	$593,530,742	$116,702,194	$476,828,548

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$20,742,891	$57,098	$20,685,793
MB Master	69,389,015	3,495,860	65,893,155
KR Master	116,058,406	1,168,169	114,890,237
JEM Master	47,528,791	70,293	47,458,498

Total	$253,719,103	$4,791,420	$248,927,683

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(50,395)	$1,994,980	$1,944,585
MB Master	(966,855)	(8,643,760)	(9,610,615)
KR Master	(86,935)	(2,872,871)	(2,959,806)
JEM Master	(348,433)	1,773,546	1,425,113

Total	$(1,452,618)	$(7,748,105)	$(9,200,723)

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(88,327)	$3,522,440	$3,434,113
MB Master	(1,836,344)	(2,785,994)	(4,622,338)
KR Master	(163,594)	(4,527,593)	(4,691,187)
JEM Master	(691,783)	828,150	136,367

Total	$(2,780,048)	$(2,962,997)	$(5,743,045)

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(31,159)	$1,146,353	$1,115,194
FL Master	(183,243)	(4,093,506)	(4,276,749)
MB Master	(179,876)	612,540	432,664
KR Master	(84,987)	(557,619)	(642,606)
JEM Master	(198,379)	(1,370,688)	(1,569,067)

Total	$(677,644)	$(4,262,920)	$(4,940,564)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(58,446)	$1,217,739	$1,159,293
FL Master	(241,495)	(4,274,677)	(4,516,172)
MB Master	(308,430)	1,083,604	775,174
KR Master	(194,274)	(3,703,464)	(3,897,738)
JEM Master	(435,978)	(45,113)	(481,091)

Total	$(1,238,623)	$(5,721,911)	$(6,960,534)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2013		For the three months ended June 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	7.26%	$2,216,413	$305,963	$4,490	$3,214	$298,259	Energy Portfolio	Monthly
MB Master	35.25%	10,767,346	(283,199)	33,758	730	(317,687)	Commodity Portfolio	Monthly
KR Master	20.88%	6,377,349	(212,567)	5,870	1,471	(219,908)	Commodity Portfolio	Monthly
JEM Master	41.32%	12,620,438	504,440	95,158	4,642	404,640	Commodity Portfolio	Monthly

Total		$31,981,546	$314,637	$139,276	$10,057	$165,304

	June 30, 2013		For the six months ended June 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	7.26%	$2,216,413	$539,178	$8,024	$5,896	$525,258	Energy Portfolio	Monthly
MB Master	35.25%	10,767,346	(52,181)	85,704	2,614	(140,499)	Commodity Portfolio	Monthly
KR Master	20.88%	6,377,349	(321,665)	11,352	2,939	(335,956)	Commodity Portfolio	Monthly
JEM Master	41.32%	12,620,438	223,753	184,316	8,971	30,466	Commodity Portfolio	Monthly

Total		$31,981,546	$389,085	$289,396	$20,420	$79,269

	December 31, 2012			For the three months ended June 30, 2012
	% of Partnership’s Net Assets	Net Assets Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	9.65%	$3,391,770	$151,784	$2,593	$1,886	$147,305	Energy Portfolio	Monthly
FL Master	0.00%	—	(405,907)	23,831	1,902	(431,640)	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	222,060	83,683	5,268	133,109	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	(54,727)	8,260	1,403	(64,390)	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	(395,244)	53,455	4,428	(453,127)	Commodity Portfolio	Monthly

Total		$41,683,177	$(482,034)	$171,822	$14,887	$(668,743)

	December 31, 2012			For the six months ended June 30, 2012
	% of Partnership’s Net Assets	Net Assets Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Investment				Brokerage Fees	Other
Cirrus Master	9.65%	$3,391,770	$160,803	$4,499	$3,664	$152,640	Energy Portfolio	Monthly
FL Master	0.00%	—	(425,000)	29,982	4,458	(459,440)	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	398,331	142,049	10,970	245,312	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	(331,891)	18,407	3,271	(353,569)	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	(19,378)	118,036	9,643	(147,057)	Commodity Portfolio	Monthly

Total		$41,683,177	$(217,135)	$312,973	$32,006	$(562,114)

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6.     Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, or to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain swaps, forwards and option contacts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM and/or MS&Co. or their affiliates are the counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership (including derivative financial instruments and derivative commodity instruments), through its investment in the Funds, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2013 and for the year ended December 31, 2012.

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

June 30, 2013

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

Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership Capital decreased 13.1% from $35,141,447 to $30,543,297. This decrease was attributable to redemptions of 3,635.1130 Class A Redeemable Units totaling $5,184,124 and 1,718.000 General Partner unit equivalents of Class Z Redeemable Units totaling $1,600,861, coupled with a net loss of $1,158,738. This was partially offset with subscriptions for 2,339.4960 Class A Redeemable Units totaling $3,345,573. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Results of Operations

During the second quarter of 2013, the Partnership’s net asset value per Class A Redeemable Unit decreased 1.1% from $1,417.66 to $1,402.70 as compared to an decrease of 2.8% in the second quarter of 2012. During the second quarter of 2013, the Partnership’s net asset value per Class Z Redeemable Unit decreased 0.6% from $933.33 to $928.15 as compared to a decrease of 2.3% in the second quarter of 2012. The Partnership experienced a net trading gain through its investment in the Funds before clearing and related fees in the second quarter of 2013 of $165,304. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, livestock, metals and softs and were partially offset by losses in grains. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the second quarter of 2012 of $668,743. Losses were primarily attributable to the Funds trading in energy, livestock, metals and softs and were partially offset by gains in grains.

The most significant losses were incurred in the grains during May from short futures positions in soybeans as prices advanced on strong global export demand which drove U.S. supplies to a nine-year low. Further losses were incurred in grains trading during May from short futures positions in corn as prices climbed higher following a government report that indicated wet weather would slow crop planting throughout the U.S. Midwest. The Partnership’s losses were offset by trading gains in the energy markets from short positions in crude oil futures as prices declined during May on contracting Chinese manufacturing and speculation the U.S. Federal Reserve would cut its bond purchasing program. During May, additional gains were recorded in soft commodities from short futures positions in cotton as prices declined on speculation slowing growth in China would curb demand. Trading in livestock was also profitable for the quarter as long futures positions in live cattle recorded gains during May on signs of increased demand for U.S. beef. Long positions in lean hog futures also posted gains. In metals, gains were recorded primarily from short positions in gold futures during April as prices declined sharply on speculation Cyprus would be required to sell its gold reserves to accommodate a bail-out plan.

During the Partnership’s six months ended June 30, 2013, the Partnership’s net asset value per Class A Redeemable Unit decreased 3.4% from $1,452.61 to $1,402.70 as compared to a decrease of 4.0% in the six months ended June 30, 2012. During the Partnership’s six months ended June 30, 2013, the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.5% from $951.57 to $928.15 as compared to a decrease of 3.0% in the six months ended June 30, 2012. The Partnership experienced a net trading gain through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2013 of $79,269. Gains were primarily attributable to the Fund’s trading of commodity futures in livestock and metals and were partially offset by losses in energy, grains and softs. The Partnership experienced a net trading loss through its investment in the Funds before brokerage fees and related fees in the six months ended June 30, 2012 of $562,114. Losses were primarily attributable to the Funds trading in livestock, metals and softs and were partially offset by gains in energy and grains.

The most significant losses were incurred in the grain markets during May from short futures positions in soybeans and corn as prices advanced on reports of increased global demand for U.S. crops and poor weather conditions throughout much of the Midwest. Further losses were incurred in this sector from short futures positions in corn during January as prices advanced on concern drier weather would deplete soil moisture in South America and increase stress on crops. In energy trading, losses were incurred during March from long futures positions in Brent crude oil as prices continued to decline during the month due to a slowing economy and weakening global demand. Further losses were incurred in energy trading during February from long futures positions in RBOB gasoline as prices declined on the back of declining oil prices amid weaker-than-expected U.S. economic data. In soft commodities trading, losses were incurred during February from long sugar futures positions as sugar prices declined to a 30-month low on signs cane crops were getting enough moisture to boost harvests in Brazil. A portion of the Partnership’s losses for the first six months of 2013 was offset by gains from trading livestock and metal futures. The most significant trading gains were recorded within the livestock sector during February from short futures positions in lean hogs as prices declined on weaker domestic demand for pork. Further gains were recorded by the Partnership from long positions in live cattle futures during May as prices rose on signs of increasing demand for U.S. beef. In the metals complex, profits were recorded during January primarily from long futures positions in platinum as prices increased on reports of supply disruptions in South Africa, the world’s largest platinum producer. Further gains in metals resulted from short futures positions in gold as prices declined sharply during April as Cyprus planned to sell gold to raise money, while minutes from a U.S. Federal Reserve meeting spurred speculation that U.S. stimulus will be curbed.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Funds’) brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 90 day U.S. Treasury bills maturing in 30 days. Interest income from investment in Funds for the three and six months ended June 30, 2013 decreased $3,984 and $3,405, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

The Partnership pays (or reimburses CGM if previously paid) for all actual transaction fees, including any clearing fees, applicable to the Partnership’s trading. Clearing fees for the three and six months ended June 30, 2013, decreased by $32,546 and 23,577, respectively, as compared to the corresponding periods in 2012. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2013 decreased by $8,817 and $10,240, respectively, as compared to the corresponding periods in 2012. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, is affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased by $47,890 and $100,364, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower adjusted net assets per Class during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2013 decreased by $27,547 and $57,242, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower adjusted net assets per Class during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

        Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. Trading performance for the three and six months ended June 30, 2013 resulted in incentive fees of $52,192 and $86,061, respectively. Trading performance for the three and six months ended June 30, 2012 resulted in incentive fees of $15,588 and $40,460, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor receives any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2013		March 31, 2013
Cirrus	$1,533,194	5%	$2,611,706	8%
Aventis	$10,084,886	33%	$11,469,606	35%
Krom River	$6,360,850	21%	$6,674,809	20%
JE Moody	$12,564,367	41%	$12,338,110	37%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held indirectly by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $30,543,297.

June 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$672,890	2.20%
Grains	916,473	3.00%
Livestock	293,258	0.96%
Metals	195,138	0.64%
Softs	124,752	0.41%

Total	$2,202,511	7.21%

As of December 31, 2012, the Partnership’s total capitalization was $35,141,447.

December 31, 2012

	Value at Risk	% of Total Capitalization
Market Sector
Energy	$1,257,878	3.58%
Grains	469,912	1.34%
Livestock	241,887	0.69%
Metals	495,289	1.41%
Softs	376,695	1.07%

Total	$2,841,661	8.09%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended June 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2013, MB Master’s total capitalization was $329,531,679. The Partnership owned approximately 3.3% of MB Master. As of June 30, 2013, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

June 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,324,447	1.31%	$4,324,447	$31,064	$2,496,361
Grains	20,742,207	6.30%	26,243,841	14,277,144	20,071,308
Livestock	1,228,694	0.37%	2,561,898	593,226	1,272,685
Softs	3,099,082	0.94%	3,306,382	1,309,819	2,438,382

Total	$29,394,430	8.92%

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

As of June 30, 2013, KR Master’s total capitalization was $85,584,511. The Partnership owned approximately 7.5% of KR Master. As of June 30, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

June 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$691,015	0.81%	$1,322,235	$404,821	$881,619
Grains	888,098	1.04%	1,297,380	184,060	543,418
Livestock	47,436	0.05%	259,950	17,490	103,789
Metals	2,381,553	2.78%	3,068,574	456,425	2,452,410
Softs	274,396	0.32%	470,827	127,145	252,658

Total	$4,282,498	5.00%

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

As of June 30, 2013, JEM Master’s total capitalization was $44,409,736. The Partnership owned approximately 28.4% of JEM Master. As of June 30, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

June 30, 2013

	Value at Risk	% of Total Capitalization	Three months ended June 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,684,355	3.79%	$3,506,178	$946,918	$1,365,381
Grains	582,300	1.31%	724,100	211,050	468,500
Livestock	877,300	1.98%	1,328,650	514,300	800,025
Metals	58,175	0.13%	69,550	1,200	49,825
Softs	6,700	0.02%	471,050	6,700	153,617

Total	$3,208,830	7.23%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates

(plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

For the three months ended June 30, 2013, there were subscriptions for 1,185.7570 Class A Redeemable Units totaling $1,676,604. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Shares (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	$ 140.1150	$ 1,412.67	N/A	N/A
May 1, 2013 – May 31, 2013	$ 731.4660	$ 1,406.64	N/A	N/A
June 1, 2013 – June 30, 2013	$ 896.1750	$ 1,402.70	N/A	N/A
	1,767.7560	$ 1,405.12

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

** Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information

The General Partner is in the process of transferring the brokerage accounts of the Partnership and the Funds from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6.	Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed herewith).

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.5(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Flintlock Capital Asset Management, LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date:	August 14, 2013

By:	/s/ Damian George
Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date:	August 14, 2013