Form 10-Q
period 2013-09-30
COMMODITY ADVISORS FUND L.P.
filed 2013-11-14
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       No X

As of October 31, 2013, 21,619.7348 Class A Limited Partnership Redeemable Units were outstanding and 208.7339 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value (cost $29,404,188 and $40,487,812)	$30,954,330	$41,683,177
Interest receivable	308	2,155
Cash	288,745	8,652

Total assets	$31,243,383	$41,693,984

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$50,734	$56,657
Management fees	46,924	63,528
Administrative fees	25,806	34,634
Incentive fees	92,272	99,586
Other	276,332	133,520
Redemptions payable	704,879	6,164,612

Total liabilities	1,196,947	6,552,537

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at September 30, 2013 and December 31, 2012	—	—
General Partner, Class Z, 353.4080 and 2,071.4080 unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	329,493	1,971,090
Limited Partners, Class A, 21,057.8898 and 22,698.2288 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	29,522,333	32,971,770
Limited Partners, Class Z, 208.7339 Redeemable Units outstanding at September 30, 2013 and December 31, 2012	194,610	198,587

Total partners’ capital	30,046,436	35,141,447

Total liabilities and partners’ capital	$31,243,383	$41,693,984

Class A, net asset value per Redeemable Unit	$1,401.96	$1,452.61

Class Z, net asset value per Redeemable Unit	$932.33	$951.57

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

September 30, 2013

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
MB Master Fund L.P.	$11,014,250	$11,257,780	37.47%
KR Master Fund L.P.	7,037,883	5,986,619	19.92
JEM Master Fund L.P.	11,352,055	13,709,931	45.63

Total investment in Funds, at fair value	$29,404,188	$30,954,330	103.02%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest income from investment in Funds	$1,466	$6,556	$8,596	$17,091

Expenses:
Ongoing selling agent fees	153,180	174,784	473,278	505,122
Management fees	142,359	195,113	448,891	602,009
Administrative fees	77,907	107,937	245,842	333,114
Incentive fees	92,272	17,606	178,333	58,066
Other	46,816	76,957	411,327	256,348

Total expenses	512,534	572,397	1,757,671	1,754,659

Net investment income (loss)	(511,068)	(565,841)	(1,749,075)	(1,737,568)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(35,982)	45,902	221,279	(23,971)
Change in net unrealized gains (losses) on investment in Funds	532,774	1,007,837	354,782	515,596

Total trading results	496,792	1,053,739	576,061	491,625

Net income (loss)	(14,276)	487,898	(1,173,014)	(1,245,943)

Net income (loss) allocation by class:
Class A	$(16,629)	$358,900	$(1,128,301)	$(1,025,146)

Class Z	$2,353	$128,998	$(44,713)	$(220,797)

Net asset value per unit
Class A (21,057.8898 and 24,167.3588 Redeemable Units outstanding as of September 30, 2013 and 2012, respectively)	$1,401.96	$1,483.53	$1,401.96	$1,483.53

Class Z (562.1419 and 7,893.9899 Redeemable Units outstanding as of September 30, 2013 and 2012, respectively)	$932.33	$966.95	$932.33	$966.95

Net income (loss) per unit*
Class A	$(0.74)	$15.52	$(50.65)	$(45.91)

Class Z	$4.18	$14.91	$(19.24)	$(15.01)

Weighted average units outstanding
Class A	21,645.6142	23,456.9001	22,143.9492	22,448.7085

Class Z	562.1419	8,488.4716	1,301.8086	11,046.0633

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions — Limited Partners	4,802,459	3,373.7050	—	—	4,802,459	3,373.7050
Net income (loss)	(1,128,301)	—	(44,713)	—	(1,173,014)	—
Redemptions — General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions — Limited Partners	(7,123,595)	(5,014.0440)	—	—	(7,123,595)	(5,014.0440)

Partners’ Capital September 30, 2013	$29,522,333	21,057.8898	$524,103	562.1419	$30,046,436	21,620.0317

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2011	$27,281,062	17,837.2840	$15,266,194	15,546.6349	$42,547,256	33,383.9189
Subscriptions — Limited Partners	13,410,210	8,888.2088	160,000	163.2759	13,570,210	9,051.4847
Net income (loss)	(1,025,146)	—	(220,797)	—	(1,245,943)	—
Redemptions — General Partner	—	—	(7,550,578)	(7,793.3899)	(7,550,578)	(7,793.3899)
Redemptions — Limited Partners	(3,813,232)	(2,558.1340)	(21,764)	(22.5310)	(3,834,996)	(2,580.6650)

Partners’ Capital September 30, 2012	$35,852,894	24,167.3588	$7,633,055	7,893.9899	$43,485,949	32,061.3487

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1.    General:

Commodity Advisors Fund L.P. (formerly known as “Energy Advisors Portfolio L.P.”) (the “Partnership”) is a limited partnership which was organized on January 30, 2006, under the limited partnership laws of the State of Delaware. The Partnership commenced trading on October 1, 2006. Between October 1, 2006 and May 1, 2011, the Partnership was operated pursuant to CFTC Rule 4.13(a)(4). Prior to May 1, 2011, the Partnership’s investment objective was to achieve capital appreciation through speculative trading, directly and indirectly, primarily in energy related investments, including, without limitation, energy futures, energy forwards, options, swaps and other over-the-counter (“OTC”) instruments and securities of energy related companies. Also, prior to May 1, 2011, the Partnership pursued its objective by allocating its capital among various energy focused portfolio managers, each of which had an individual trading strategy, primarily through investments in collective investment vehicles, including those operated by the General Partner (defined below) and, occasionally, through individually managed accounts.

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

From inception until May 1, 2011, the Partnership offered two classes of redeemable units of partnership interest: “Class A” Redeemable Units and “Class B” Redeemable Units. As of June 30, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” Redeemable and “Class Z” Redeemable Units. Class Z Redeemable Units were first issued on October 1, 2011. As of September 30, 2013, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members).

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

        As of September 30, 2013, all trading decisions were made for the Partnership by its three trading advisors (each an “Advisor”, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets) during the reporting period. Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e. trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, net of distributions and losses, if any.

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, the results of its operations for the three and nine months ended September 30, 2013 and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012 and Amendment No. 2 to the Partnership’s Registration Statement on Form 10-12G/A filed with the SEC on April 26, 2013.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) [1]	$15.51	$14.95	$29.05	$23.69	$4.56	$17.13	$(4.27)	$11.90
Interest Income	0.06	0.05	0.23	0.14	0.37	0.26	0.59	0.37
Expenses [2]	(16.31)	(10.82)	(13.76)	(8.92)	(55.58)	(36.63)	(42.23)	(27.28)

Increase (decrease) for the period	(0.74)	4.18	15.52	14.91	(50.65)	(19.24)	(45.91)	(15.01)
Net asset value per unit, beginning of period	1,402.70	928.15	1,468.01	952.04	1,452.61	951.57	1,529.44	981.96

Net asset value per unit, end of period	$1,401.96	$932.33	$1,483.53	$966.95	$1,401.96	$932.33	$1,483.53	$966.95

[1]	Includes Partnership ongoing selling agent fees (Class A only).

[2]	Excludes Partnership ongoing selling agent fees.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(5.8)%	(3.7)%	(5.6)%	(4.1)%	(7.2)%	(12.9)%	(5.8)%	(6.9)%
Incentive fees	0.3%	0.3%	0.0%[4]	0.1%	0.6%	1.0%	0.1%	0.3%

Net investment income (loss) before incentive fees [5]	(5.5)%	(3.4)%	(5.6)%	(4.0)%	(6.6)%	(11.9)%	(5.7)%	(6.6)%

Operating expenses	5.5%	3.4%	5.6%	4.1%	6.6%	12.0%	5.8%	6.7%
Incentive fees	0.3%	0.3%	0.0%[4]	0.1%	0.6%	1.0%	0.1%	0.3%

Total expenses	5.8%	3.7%	5.6%	4.2%	7.2%	13.0%	5.9%	7.0%

Total return:
Total return before incentive fees	0.3%	0.7%	1.1%	1.6%	(2.9)%	(1.0)%	(2.9)%	(1.4)%
Incentive fees	(0.4)%	(0.2)%	(0.0)%[4]	(0.0)%[4]	(0.6)%	(1.0)%	(0.1)%	(0.1)%

Total return after incentive fees	(0.1)%	0.5%	1.1%	1.6%	(3.5)%	(2.0)%	(3.0)%	(1.5)%

[3]	Annualized (other than incentive fees).
[4]	Due to rounding.
[5]	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

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

During the third quarter of 2013, KR Master Fund L.P. (“KR Master”) and MB Master Fund L.P. (“MB Master”) entered into a futures brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. KR Master and MB Master commenced futures trading through an account at MS&Co on or about August 5, 2013, and August 19, 2013, respectively. The Partnership, through its investment in the Funds (defined below), will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

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

There were no direct investments at September 30, 2013.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

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

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and for the twelve months ended December 31, 2012.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$30,954,330	$—	$30,954,330	$—

Net fair value	$30,954,330	$—	$30,954,330	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$41,683,177	$—	$41,683,177	$—

Net fair value	$41,683,177	$—	$41,683,177	$—

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

5.    Investments in Funds:

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master was formed to permit accounts managed by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013 for cash equal to $1,260,276.

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

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master was formed in order to permit accounts managed by Aventis using the Aventis Diversified Commodity Strategy (formerly, the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in KR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master was formed in order to permit accounts managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

MB Master’s, KR Master’s and JEM Master’s, (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the reporting period the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co, as applicable. References to the Funds in this report may also include, as relevant, reference to Cirrus Master and FL Master.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Ongoing selling agent, management, administrative and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Funds. All other fees and commissions are charged at the Partnership level.

At September 30, 2013, the Partnership owned approximately 3.5%, 10.3% and 28.0% of MB Master, KR Master and JEM Master, respectively. At December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4% and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
MB Master	$383,180,872	$62,885,441	$320,295,431
KR Master	60,507,136	2,232,615	58,274,521
JEM Master	48,954,919	23,171	48,931,748

Total	$492,642,927	$65,141,227	$427,501,700

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Cirrus Master	$20,742,891	$57,098	$20,685,793
MB Master	69,389,015	3,495,860	65,893,155
KR Master	116,058,406	1,168,169	114,890,237
JEM Master	47,528,791	70,293	47,458,498

Total	$253,719,103	$4,791,420	$248,927,683

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(84,022)	$(5,580,690)	$(5,664,712)
MB Master	(1,512,471)	6,850,473	5,338,002
KR Master	(71,980)	(404,809)	(476,789)
JEM Master	(266,418)	3,946,878	3,680,460

Total	$(1,934,891)	$4,811,852	$2,876,961

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(172,349)	$(2,058,250)	$(2,230,599)
MB Master	(3,348,815)	4,064,479	715,664
KR Master	(235,574)	(4,932,402)	(5,167,976)
JEM Master	(958,201)	4,775,028	3,816,827

Total	$(4,714,939)	$1,848,855	$(2,866,084)

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(28,664)	$64,580	$35,916
FL Master	(204,696)	979,760	775,064
MB Master	(176,891)	1,766,012	1,589,121
KR Master	(173,873)	4,605,264	4,431,391
JEM Master	(153,098)	618,984	465,886

Total	$(737,222)	$8,034,600	$7,297,378

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(87,110)	$1,282,319	$1,195,209
FL Master	(446,191)	(3,294,917)	(3,741,108)
MB Master	(485,321)	2,849,616	2,364,295
KR Master	(368,147)	901,800	533,653
JEM Master	(589,076)	573,871	(15,205)

Total	$(1,975,845)	$2,312,689	$336,844

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of Partnership's Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)
Cirrus Master	—%	$—	$(644,818)	$1,535	$8,226	$(654,579)	Energy Portfolio	Monthly
MB Master	37.47%	11,257,780	216,122	50,440	1,197	164,485	Commodity Portfolio	Monthly
KR Master	19.92%	5,986,619	(42,624)	5,737	2,033	(50,394)	Commodity Portfolio	Monthly
JEM Master	45.63%	13,709,931	1,112,524	70,617	4,627	1,037,280	Commodity Portfolio	Monthly

Total		$30,954,330	$641,204	$128,329	$16,083	$496,792

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership's Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)
Cirrus Master	—%	$—	$(105,640)	$9,559	$14,122	$(129,321)	Energy Portfolio	Monthly
MB Master	37.47%	11,257,780	163,941	136,144	3,811	23,986	Commodity Portfolio	Monthly
KR Master	19.92%	5,986,619	(364,290)	17,089	4,972	(386,351)	Commodity Portfolio	Monthly
JEM Master	45.63%	13,709,931	1,336,278	254,933	13,598	1,067,747	Commodity Portfolio	Monthly

Total		$30,954,330	$1,030,289	$417,725	$36,503	$576,061

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership's Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Net Assets Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)
Cirrus Master	9.65%	$3,391,770	$8,027	$2,024	$2,428	$3,575	Energy Portfolio	Monthly
FL Master	—%	—	93,596	25,842	1,521	66,233	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	536,050	61,376	4,001	470,673	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	393,853	18,029	986	374,838	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	183,868	42,378	3,070	138,420	Commodity Portfolio	Monthly

Total		$41,683,177	$1,215,394	$149,649	$12,006	$1,053,739

	December 31, 2012		For the nine months ended September 30, 2012
	% of Partnership's Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Net Assets Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)
Cirrus Master	9.65%	$3,391,770	$168,830	$6,523	$6,092	$156,215	Energy Portfolio	Monthly
FL Master	—%	—	(331,404)	55,824	5,979	(393,207)	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	934,381	203,425	14,971	715,985	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	61,962	36,436	4,257	21,269	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	164,490	160,414	12,713	(8,637)	Commodity Portfolio	Monthly

Total		$41,683,177	$998,259	$462,622	$44,012	$491,625

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6.     Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, or to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contacts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

7.    Critical Accounting Policies:

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013 and for the twelve months ended December 31, 2012.

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

September 30, 2013

(Unaudited)

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership Capital decreased 14.5% from $35,141,447 to $30,046,436. This decrease was attributable to redemptions of 5,014.0440 Class A Redeemable Units totaling $7,123,595 and 1,718.0000 General Partner unit equivalents of Class Z Redeemable Units totaling $1,600,861, coupled with a net loss of $1,173,014. This was partially offset with subscriptions for 3,373.7050 Class A Redeemable Units totaling $4,802,459. Future redemptions can impact the amount of funds available for investment in Funds in subsequent months.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized trading gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the third quarter of 2013, the Partnership’s net asset value per Class A Redeemable Unit decreased 0.1% from $1,402.70 to $1,401.96 as compared to an increase of 1.1% in the third quarter of 2012. During the third quarter of 2013, the Partnership’s net asset value per Class Z Redeemable Unit increased 0.5% from $928.15 to $932.33 as compared to an increase of 1.6% in the third quarter of 2012. The Partnership experienced a net trading gain before clearing and related fees in the third quarter of 2013 of $496,792. Gains were primarily attributable to the Funds’ trading of commodity futures in grains, livestock, and softs and were partially offset by losses in energy. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $1,053,739. Gains were primarily attributable to the Master’s trading of commodity futures in grains, metals and softs and were partially offset by losses in energy and livestock.

The most significant gains were achieved in the grains markets, primarily during July, from short positions in corn and soybean futures as prices fell after rain in the U.S. Midwest improved growing conditions and boosted prospects for a record crop. Additional gains were recorded in September from short positions in soybeans futures as prices trended lower during the month on news that dry weather in the U.S. Midwest would help maturing crops recover from last year’s drought conditions. Within the livestock sector, gains were achieved in July from short positions in lean hog futures as prices fell on speculation that lower feed costs will lead to record U.S. herds. Within the soft commodity markets, gains were recorded during July, August and September from long positions in cocoa futures as prices advanced after reports showed North American processing topped analyst estimates and after data released by the Ivory Coast showed bean deliveries were lower than forecast. The Partnership’s gains were offset by trading losses were incurred in the energies during July from long positions in crude oil and its related products as prices advanced after a government report showed U.S. inventories decreased more than expected as refineries boosted fuel production. Additional losses during July were due to short positions in gasoil futures as prices advanced amid speculation a slowdown of the U.S. economy would erode demand for the heating fuel. Further losses were incurred in energies trading during August from short futures positions in crude oil as prices advanced on concern the conflict in Syria would spread and threaten oil supplies from the Middle East.

        During the Partnership’s nine months ended September 30, 2013, the Partnership’s net asset value per Class A Redeemable Unit decreased 3.5% from $1,452.61 to $1,401.96 as compared to a decrease of 3.0% in the nine months ended September 30, 2012. During the Partnership’s nine months ended September 30, 2013, the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.0% from $951.57 to $932.33 as compared to a decrease of 3.0% in the nine months ended September 30, 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $576,061. Gains were primarily attributable to the Fund’s trading of commodity futures in livestock and metals and were partially offset by losses in energy, grains and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $491,625. Gains were primarily attributable to the Funds trading of commodity futures in grains and metals and were partially offset by losses in energy, livestock and softs.

Trading results in grains were relatively flat and had no material impact on the Partnership’s performance for the first nine months of the year. The most significant losses were incurred in the energy sector during March from long futures positions in Brent crude oil as prices declined during the month due to a slowing economy and weakening global demand. Further losses were incurred in the energy complex during February from long futures positions in RBOB gasoline as prices declined on the back of declining oil prices amid weaker-than-expected U.S. economic data. Within the soft commodity markets, losses were incurred during February from long sugar futures positions as sugar prices declined to a 30-month low on signs cane crops were getting enough moisture to boost harvests in Brazil. Additional losses in the sector were recorded during January from long futures positions in sugar as prices declined on signs that cane crops were improving. The Partnership’s losses for the first nine months of 2013 were offset by gains from trading livestock and metal futures. The most significant trading gains were recorded within the livestock sector during February from short futures positions in lean hogs as prices declined on weaker domestic demand for pork. Further gains were recorded by the Partnership from short positions in lean hog futures during September as prices declined amid reports of record herds in the U.S. In the metals complex, profits were recorded during January primarily from long futures positions in platinum as prices increased on reports of supply disruptions in South Africa, the world’s largest platinum producer. Further gains in metals resulted from short futures positions in gold as prices declined sharply during April as Cyprus planned to sell gold to raise money, while minutes from a U.S. Federal Reserve meeting spurred speculation that U.S. stimulus will be curbed.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Funds expect to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of Funds’) brokerage accounts was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or MS & Co., as applicable, based on the average non-competitive yield on 90 day U.S. Treasury bills maturing in 30 days. Interest income from investment in Funds for the three and nine months ended September 30, 2013 decreased $5,090 and $8,495, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds CGM and MS & Co. have control.

The Partnership pays (or reimburses CGM if previously paid) for all actual transaction fees, including any clearing fees, applicable to the Partnership’s trading. Clearing fees for the three and nine months ended September 30, 2013, decreased by $21,322 and $44,896, respectively, as compared to the corresponding periods in 2012. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2013 decreased by $21,604 and $31,844, respectively, as compared to the corresponding periods in 2012. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, is affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $52,754 and $153,118, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013 decreased by $30,030 and $87,272, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. Trading performance for the three and nine months ended September 30, 2013 resulted in incentive fees of $92,272 and $178,333, respectively. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $17,606 and $58,066, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2013		June 30, 2013
Cirrus	$0	0%	$1,533,194	5%
Aventis	$11,208,996	37%	$10,084,886	33%
Krom River	$5,272,365	18%	$6,360,850	21%
JE Moody	$13,565,075	45%	$12,564,367	41%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Partnership’s total capitalization was $30,046,436.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$732,978	2.44%
Grains	1,075,542	3.58%
Livestock	272,945	0.91%
Metals	210,154	0.70%
Softs	176,929	0.59%

Total	$2,468,548	8.22%

As of December 31, 2012, the Partnership’s total capitalization was $35,141,447.

December 31, 2012

	Value at Risk	% of Total Capitalization
Market Sector
Energy	$1,257,878	3.58%
Grains	469,912	1.34%
Livestock	241,887	0.69%
Metals	495,289	1.41%
Softs	376,695	1.07%

Total	$2,841,661	8.09%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2013, MB Master’s total capitalization was $320,295,431. The Partnership owned approximately 3.5% of MB Master. As of September 30, 2013, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

September 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,912,263	1.53%	$5,376,667	$134,333	$3,158,036
Grains	26,251,933	8.20%	27,533,386	3,412,654	21,238,850
Livestock	1,457,162	0.46%	2,127,857	4,071	666,635
Metals	58,973	0.02%	484,988	58,973	19,658
Softs	3,080,722	0.96%	3,779,458	115,103	2,912,919

Total	$35,761,053	11.17%

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

As of September 30, 2013, KR Master’s total capitalization was $58,274,521. The Partnership owned approximately 10.3% of KR Master. As of September 30, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

September 30, 2013

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$637,736	1.09%	$882,150	$427,708	$649,198
Grains	330,920	0.57%	1,098,921	1,487	249,954
Livestock	153,067	0.26%	157,156	90,902	133,828
Metals	1,881,989	3.23%	4,161,471	621,305	3,047,529
Softs	330,426	0.57%	474,335	4,370	264,788

Total	$3,334,138	5.72%

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

As of September 30, 2013, JEM Master’s total capitalization was $48,931,748. The Partnership owned approximately 28.0% of JEM Master. As of September 30, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2013

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,769,151	3.62%	$2,860,824	$945,760	$1,506,237
Grains	438,000	0.90%	771,700	37,500	495,925
Livestock	736,350	1.50%	1,018,425	366,000	624,117
Metals	50,875	0.10%	60,125	16,900	46,642
Softs	125,250	0.26%	302,750	3,300	87,850

Total	$3,119,626	6.38%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors.

  There have been no material changes to the risk factors set forth under (i) Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, (ii) Item 1A. “Risk Factors” in Amendment No. 2 to the Partnership’s Registration Statement on Form 10-12 G/A filed with the SEC on April 26, 2013, and (iii) Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2013, there were subscriptions for 1,034.2090 Class A Redeemable Units totaling $1,456,886. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Shares (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	472.9830	$ 1,418.13	N/A	N/A
August 1, 2013 – August 31, 2013	403.1670	$ 1,398.53	N/A	N/A
September 1, 2013 – September 30, 2013	502.7810	$ 1,401.96	N/A	N/A
	1,378.9310	$ 1,406.50

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

JEM Master entered into a futures account agreement with MS&Co and commenced trading through an account at MS&Co on or about October 10, 2013. The Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co on or about October 29, 2013.

Item 6.	Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(g) to Form 10-Q filed on August 14,2013, and incorporated herein by reference).

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.3(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.5(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Flintlock Capital Asset Management, LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.5(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.10	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date:	November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date:	November 14, 2013