Form 10-K
period 2013-12-31
COMMODITY ADVISORS FUND L.P.
filed 2014-03-28
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $30,021,547 of Class A and $193,734 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, there were 17,681.2908 Limited Partnership Redeemable Units of Class A outstanding and 208.7339 Limited Partnership Redeemable Units of Class Z outstanding.

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

Between June 23, 2006 (commencement of the initial offering period) and October 1, 2006, 9,475 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The Partnership commenced its operations on October 1, 2006. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 29 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

From inception until May 1, 2011, the Partnership offered two classes of redeemable units of partnership interest: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” Redeemable Units and “Class Z” Redeemable Units.

Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2013, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members).

        As of December 31, 2013, all trading decisions were made for the Partnership by its three trading advisors (each an “Advisor” and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors (i.e., commodity trading advisors allocated more than 10% of the Partnerships’ assets). AAA Capital Management Advisors, Ltd. (“AAA”), SandRidge Capital L.P. (“SandRidge”), Sasco Energy Partners LLC (“Sasco”), Cirrus Capital Management LLC (“Cirrus”) and Flintlock Capital Asset Management LLC (“Flintlock”) were terminated as an advisor to the Partnership on April 30, 2011, April 30, 2011, April 30, 2011, August 31, 2013, and October 31, 2012, respectively. Information about advisors that are allocated less than 10% of the Partnership’s assets (“non-major trading advisors”) may not be disclosed to the limited partners. In addition, the General Partner allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. A description of the trading activities and focus of each Advisor is included on page 10 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA, SandRidge, Sasco, Cirrus and Flintlock. The Advisors are not affiliated with one another, are not affiliated with the General Partner, CGM or MS&Co. and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds.

On October 1, 2006, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 723.8213 units of AAA Master with cash equal to $3,315,000. AAA Master was formed in order to permit accounts managed by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on April 30, 2011, for cash equal to $3,469,560.

On October 1, 2006, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,092.7350 units of SandRidge Master with cash equal to $2,370,000. SandRidge Master was formed in order to permit commodity pools managed by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011, for cash equal to $3,129,957.

On April 1, 2007, a portion of the Partnership’s assets were invested in Velite Energy L.P. (“Velite Energy”), a limited partnership organized under the partnership laws of the State of Texas. The Partnership invested $12,000,000 in Velite Energy. The Partnership fully redeemed its investment in Velite Energy on March 31, 2011, for cash equal to $9,922,742.

On April 1, 2009, the assets allocated to Sasco for trading were in invested in CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 6,000.0000 units of Sasco Master with cash equal to $6,000,000. Sasco Master was formed in order to permit commodity pools managed by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sasco Master on April 30, 2011, for cash equal to $7,730,465.

On January 1, 2011, the assets allocated to Cirrus for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master was formed to permit accounts managed by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013, for cash equal to $1,260,276.

On May 1, 2011, the assets allocated to Flintlock for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in FL Master with cash equal to $4,171,892. FL Master was formed to permit accounts managed by Flintlock using the Flintlock Commodity Opportunities Partners, LP at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FL Master on October 31, 2012, for cash equal to $2,046,008.

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

On May 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master was formed to permit accounts managed now or in the future by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2013.

MB Master’s, KR Master’s and JEM Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM or MS&Co., as applicable. References to the “Funds” included in this report may include any or all of AAA Master, SandRidge Master, Velite Energy, Sasco Master, FL Master, MB Master, KR Master, JEM Master and Cirrus Master, as applicable.

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

For the period January 1, 2013 through December 31, 2013, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2013, the Partnership owned approximately 3.6%, 11.8%, and 30.1% of MB Master, KR Master and JEM Master, respectively. At December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4% and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions and losses, if any.

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

The General Partner administers the business and affairs of the Partnership. Prior to May 1, 2011, the Partnership paid the General Partner an administrative fee in return for its administrative services to the Partnership equal to 0.25% per year of Net Assets of the Partnership, payable monthly, based on month-end Net Assets. In addition, prior to May 1, 2011, the Partnership paid the General Partner a management fee in return for its services as trading manager equal to 1.0% per year of Net Assets of the Partnership, payable monthly based on month-end Net Assets. Further, prior to May 1, 2011, the Partnership paid the General Partner an incentive fee for its services as trading manager equal to 10% of the Partnership’s New Trading Profits earned each calendar year. Since May 1, 2011, the Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1.0% (1.0% per year) per class of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

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

Prior to May 1, 2011, the Partnership paid Morgan Stanley Wealth Management and CGM a distribution fee of up to 0.75% per year of net assets of the units sold, payable monthly out of the General Partner’s management fee.

The Partnership has entered into a selling agent agreement (the “Selling Agent Agreement”) which provides that, after May 1, 2011, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership will not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units. For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end Net assets, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner’s administrative fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month.

During the fourth quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership has terminated the CGM Customer Agreement (defined below). Under the MS&Co. Customer Agreement, the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees (defined below), the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Prior to May 1, 2011, the Funds entered into a customer agreement (the “CGM Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the Funds’ account in accordance with orders placed by the Advisors. The Partnership paid CGM commercially reasonable commission rates (“Brokerage Commissions”) through its investment in the Funds. Brokerage Commissions included exchange, give-up, user, clearing, floor brokerage and NFA fees (collectively, the “Original CGM clearing fees”).

As of May 1, 2011, the Funds were no longer required to pay Brokerage Commissions. The Partnership, however, continued to pay clearing fees through its investment in the Funds. Additionally, for part of the third quarter of 2012 and through part of the third quarter of 2013, the Partnership also paid a service fee to CGM through its investment in the Funds (together with the Original CGM clearing fees, the “CGM clearing fees”). CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s accounts at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. The CGM Customer Agreement gave the Funds the legal right to net unrealized gains and losses on open futures and forward contracts.

Prior to May 1, 2011, CGM generally (i) paid monthly interest to a Fund’s commodity brokerage account on 100% of the average daily equity maintained in cash in the account at a 30-day Treasury bill rate determined by CGM and/or (ii) placed up to all of the commodity brokerage account assets in 90-day Treasury bills and paid the account 100% of the interest earned on the Treasury bills purchased. As of May 1, 2011, CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s brokerage account) at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2013 was $27,665,769.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent, management and administrative fees. Substantial incentive fees may be paid to one or more of the advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited, and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/ Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and OTC markets.

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

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile

Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended (the “Securities Act”), and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b) Holders. The number of holders of Redeemable Units as of February 28, 2014 was 433 for Class A Units and 7 for Class Z Units.

(c) Dividends. The Partnership did not declare a distribution in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2013, there were subscriptions of 3,932.0890 Class A Redeemable Units totaling $5,592,487. For the year ended December 31, 2012, there were subscriptions of 9,407.1618 Class A Redeemable Units totaling $14,178,378 and 183.4279 Class Z Redeemable Units totaling $179,256. For the year ended December 31, 2011, there were subscriptions of 14,769.2601 Class A Redeemable Units totaling $22,977,797, 47.8370 Class Z Redeemable Units totaling $47,837 and General Partner contributions representing 23,345.0215 Class Z unit equivalents totaling $23,089,860.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Class A of Number of Redeemable Units Purchased*	(b) Class A Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013— October 31, 2013	418.8280	$1,416.55	N/A	N/A
November 1, 2013— November 30, 2013	784.4480	$1,421.06	N/A	N/A
December 1, 2013— December 31, 2013	1,182.8710	$1,411.10	N/A	N/A
	2,386.1470	$1,415.33

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, and 2010 and 2009, and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) on investments net of ongoing selling agent fees of $621,911, $680,883, $550,250, $0 and $0, respectively	$508,901	$(269,095)	$406,473	$(1,085,688)	$13,570,643
Interest income	$11,844	$26,446	$5,930	$149	$41,708

	$520,745	$(242,649)	$412,403	$(1,085,539)	$13,612,351

Net income (loss)	$(966,521)	$(2,117,431)	$(1,210,155)	$(1,824,645)	$11,685,821

Total assets	$29,578,487	$41,693,984	$46,170,163	$48,593,649	$52,375,122

Increase (decrease) in net asset value per unit
Class A	$(41.51)	$(76.83)	$(43.06)	$(58.91)	$346.12

Class Z	$(8.43)	$(30.39)	$(18.04)	$—	$—

Net asset value per unit
Class A	$1,411.10	$1,452.61	$1,529.44	$1,572.50	$1,631.41

Class Z	$943.14	$951.57	$981.96	$—	$—

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors and may allocate the Partnership’s assets to additional advisors. The Partnership has invested these assets in the Funds. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the “established” advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

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

The programs traded by the major commodity trading advisors on behalf of the Partnership are: Krom River — Krom River, Commodity Program, Aventis — Aventis Diversified Commodity Strategy, and JE Moody — JEM Commodity Relative Value Program. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2013 and September 30, 2013, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2013		September 30, 2013
Aventis	$9,322,177	34%	$11,208,996	37%
Krom River	$5,029,450	18%	$5,272,365	18%
JE Moody	$13,314,142	48%	$13,565,075	45%

Aventis Asset Management, LLC

Aventis will trade the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy (formerly known as Barbarian Program and before that Misfit Barbarian Program), a proprietary, discretionary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006.

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

Krom River Investment Management (Cayman) Limited and Krom River Trading A.G.

        Krom River trades its Commodity Program on behalf of the Partnership, a systematic trading system that relies on fundamental and technical factors. The Commodity Program trades in at least 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types will include long volatility, directional and relative value. The trading instruments will be exchange-listed futures and options, which will be traded on both fundamental and technical basis. Krom River’s Commodity Program will not trade OTC instruments, nor take physical deliveries. The General Partner and Krom River have agreed that Krom River will trade the Partnership’s assets allocated to Krom River at a level that is up to 1.5 times the amount of such assets.

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

Market coverage for the JEM Commodity Relative Value Program portfolio includes crude oil and petroleum distillates, natural gas, industrial metals, precious metals, grains, livestock, foodstuffs, fibers, and potentially other commodities. JE Moody utilizes primarily exchange-traded futures and futures options to implement its relative value trades, although trades may also be made using other instruments, such as commodity swaps or OTC derivatives contracts.

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

JE Moody attempts to manage the risk of large losses by limiting the overall portfolio leverage and the degree of exposure to any single commodity market or sector. The JEM Commodity Relative Value Program portfolio typically includes about 15 to 25 active relative value trades, with the number of open positions depending on the arbitrage opportunities available. The JEM Commodity Relative Value Program trades have low mutual correlation, cover multiple markets and sectors and thus enable meaningful diversification within the JEM Commodity Relative Value Program portfolio.

When few favorable relative value trading opportunities arise in the commodity markets, or as JE Moody may determine, JE Moody may choose to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities are available, JE Moody may increase or reduce overall JEM Commodity Relative Value Program portfolio exposure.

To hedge offsetting long and short positions, JE Moody may use techniques such as static hedging, dynamic hedging and option overlays. Moreover, hedging may seek to achieve market or sector neutrality via various benchmarks, such as by being “contract neutral,” “dollar neutral” or “delta neutral.” No hedging strategy is perfect, but each has its costs, risks, advantages and limitations. Even with wellhedged positions, there is usually some residual exposure to directional market movements. JE Moody seeks to balance the advantages of the hedging strategy used in a particular relative value trade versus the costs and risks of implementing the trade. The General Partner and JE Moody have agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to three times the amount of assets allocated.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8 Financial Statements and Supplementary Data.”

For the period January 1, 2013 through December 31, 2013, the average allocation by commodity market sector for each of the Funds was as follows:

MB Master Fund L.P.

Energy	7.5%
Grains	77.7%
Livestock	6.1%
Metals	0.2%
Softs	8.5%

KR Master Fund L.P.

Energy	5.2%
Grains	13.7%
Livestock	2.2%
Metals	73.0%
Softs	5.9%

JEM Master Fund L.P

Energy	56.4%
Grains	12.0%
Livestock	25.8%
Metals	1.1%
Softs	4.7%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds’ and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2⁄3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Partnership through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, management fees and administrative fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the Commodity Markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 7,400.1910 Class A Redeemable Units were redeemed totaling $10,500,783 and 1,718.0000 Class Z General Partner unit equivalents were redeemed totaling $1,600,861. For the year ended December 31, 2012, 4,546.2170 Class A Redeemable Units were redeemed totaling $6,712,524, 22.5310 Class Z Redeemable Units were redeemed totaling $21,764, and 13,427.3899 Class Z General Partner unit equivalents were redeemed totaling $12,911,724. For the year ended December 31, 2011, 2,410.8332 Class A Redeemable Units were redeemed totaling $3,746,032, 24,556.9219 Class A General Partner unit equivalents were redeemed totaling $38,142,314, and 7,846.2236 Class Z General Partner unit equivalents were redeemed totaling $7,701,100.

For the year ended December 31, 2013, there were additional subscriptions of 3,932.0890 Class A Redeemable Units totaling $5,592,487. For the year ended December 31, 2012, there were additional subscriptions of 9,407.1618 Class A Redeemable Units totaling $14,178,378 and subscriptions of 183.4279 Class Z Redeemable Units totaling $179,256. For the year ended December 31, 2011, there were additional subscriptions of 14,769.2601 Class A Redeemable Units totaling $22,977,797, subscriptions of 47.8370 Class Z Redeemable Units totaling $47,837 and 23,345.0215 Class Z General Partner unit equivalents totaling $23,089,860.

(c) Results of Operations.

        For the year ended December 31, 2013, the net asset value per unit for Class A decreased 2.9% from $1,452.61 to $1,411.10. For the year ended December 31, 2013, the net asset value per unit for Class Z decreased 0.9% from $951.57 to $943.14. For the year ended December 31, 2012, the net asset value per unit for Class A decreased 5.0% from $1,529.44 to $1,452.61. For the year ended December 31, 2012, the net asset value per unit for Class Z decreased 3.1% from $981.96 to $951.57. For the year ended December 31, 2011, the net asset value per unit for Class A decreased 2.7% from $1,572.50 to $1,529.44. For the year ended December 31, 2011, the net asset value per unit for Class Z decreased 1.8% from $1,000.00 to $981.96 from October 1, 2011 to December 31, 2011.

The Partnership, through its investment in the Funds, experienced a net trading gain before fees and expenses of $1,130,812 for the year ended December 31, 2013. Gains were primarily attributable to the Funds’ trading of energy, grains, livestock, metals and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed on page 28 under “Item 8. Financial Statements and Supplementary Data.”

The most significant trading gains were recorded within the energy sector during October from short positions in crude oil futures as prices declined after reports showed U.S. seasonal petroleum demand fell to a fifteen-year low. Additional gains during October were recorded from long positions in natural gas futures as prices trended higher early in the month due to colder than forecast weather in the U.S. Further gains in this sector were recorded during May and November from short positions in crude oil futures as prices declined. Within the grain markets, gains were achieved during July from short positions in corn and soybean futures as prices fell after rain in the U.S. Midwest improved growing conditions and boosted prospects for a record crop. Additional gains were recorded during June from short positions in corn and soybean futures as prices fell after warm weather and soil moisture boosted the outlook for U.S. yields. Further trading gains in the grains were recorded from February through April and from September through December. Within the soft commodities, gains were recorded during October from short futures positions in cotton as prices declined as reports predicted near record crop totals being harvested in India. Additional gains achieved during October were from long positions in cocoa futures as prices advanced due to increased consumer demand and concern regarding West African crops. During May, gains in the soft commodities were recorded from short futures positions in cotton as prices declined on speculation that slowing growth in China will curb demand. In the livestock sector, trading gains were recorded during February from short futures positions in lean hogs as prices declined on weaker domestic demand for pork. Further gains were recorded by the Partnership from short positions in lean hog futures during July as prices declined amid reports of record herds in the U.S. In the metals complex, profits were recorded during January primarily from long futures positions in platinum as prices increased on reports of supply disruptions in South Africa, the world’s largest platinum producer. Further gains in metals resulted from short futures positions in gold as prices declined sharply during April.

The Partnership, through its investment in the Funds, experienced a net trading gain before fees and expenses of $411,788 for the year ended December 31, 2012. Gains were primarily attributable to the Funds’ trading of energy, grains and metals, and were partially offset by losses in livestock and softs.

During 2012, the Partnership recorded trading gains from trading in grains, energies and metals. These gains were offset by losses from trading soft commodities and livestock. The most significant gains were recorded within the grains complex during July from long futures positions in soybeans and corn as prices climbed higher due to a severe drought in the U.S. Midwest, thus deteriorating supply amidst rising demand. Further gains were recorded by the Partnership from trading in corn futures and options during January and March despite significant volatility in these markets due to weather related concerns and weaker crop projections in the U.S. Long futures positions in soybeans were also profitable as supply shortages in South America helped push prices higher in February. Metals trading also recorded gains during September from long futures positions in platinum, which benefited during the month as prices rallied on concerns that labor strikes in South Africa, where roughly 80% of the world’s platinum is mined, would curb supply. Further gains were recorded during September from long futures positions in gold and silver as prices advanced after the U.S. Federal Reserve announced a third round of quantitative easing. Energies trading recorded gains during December from short futures positions in Brent crude oil as prices declined during the first half of the month due to expected weaker global demand for the commodity. Further gains were recorded during the latter half of December from long futures positions in WTI crude oil as prices moved higher after the International Energy Agency increased its oil demand forecast for 2013. Gains were also recorded during October from short futures positions in Brent crude oil as prices declined amid speculation that stockpiles climbed in the U.S., the world’s biggest user of the commodity. Further gains were recorded from short futures positions in RBOB gasoline as prices declined due to falling crude oil prices globally. The Partnership’s gains during the year were offset by losses in soft commodities, notably during April, from long futures positions in cotton as prices declined on concerns that a record harvest had oversupplied the market. Further losses were incurred in this sector from long futures positions in coffee as prices fell during April. Additional losses were incurred in livestock during April as long futures positions in lean hogs were negatively impacted as prices declined on speculation that U.S. pork demand was slowing. Further losses were incurred in livestock trading during June from short futures positions in live cattle and lean hogs as prices rallied late in the month on rising grain prices.

During the reporting period, the Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s brokerage account) at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined, or at the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by CGM and/or MS&Co. and shared with the General Partner. Interest income from investment in the Funds for the three and twelve months ended December 31, 2013 decreased by $6,107 and $14,602, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. had control.

Ongoing selling agent fees are calculated as a percentage of the net asset value of each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2013 decreased by $27,128 and $58,972, respectively, as compared to the corresponding periods in 2012. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2013 decreased by $70,852 and $223,970, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower adjusted net assets per Class during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2013 decreased by $31,133 and $118,405, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower adjusted net assets per Class during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor as defined in its respective Management Agreement with each Advisor. Trading performance for the three and twelve months ended December 31, 2013 resulted in incentive fees of $26,225 and $204,558, respectively. Trading performance for the three and twelve months ended December 31, 2012 resulted in incentive fees of $99,586 and $157,652, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2013 and 2012 were $274,661 and $339,786, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $113,321 and $140,243, respectively.

The Partnership experienced a net trading gain before fees and expenses of $956,723 for the year ended December 31, 2011.

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

In the General Partner’s opinion, the Advisors continue to employ trading methods and produce results consistent with their expected performance given market conditions and the objectives of the Partnership. The General Partner continues to monitor the Advisors’ performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.

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

In selecting the “established” advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Partnership, through its investment in the Funds, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership/Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Funds did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forwards foreign currency contracts are valued daily, and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s/Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Funds’ mark-to-market accounting, any loss in the fair value of the Funds’ open positions is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange margin requirements have been used by the Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Funds’ futures and forward contracts does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The following tables indicate the trading value at Risk associated with the Partnership’s open positions by market category as of December 31, 2013 and 2012. As of December 31, 2013, the Partnership’s total capitalization was $27,665,769.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$574,254	2.07%
Grains	406,954	1.47%
Livestock	261,835	0.95%
Metals	283,623	1.03%
Softs	96,152	0.35%

Total	$1,622,818	5.87%

As of December 31, 2012, the Partnership’s total capitalization was $35,141,447.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Energy	$1,257,878	3.58%
Grains	469,912	1.34%
Livestock	241,887	0.69%
Metals	495,289	1.41%
Softs	376,695	1.07%

Total	$2,841,661	8.09%

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2013 and 2012, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2013, MB Master’s total capitalization was $311,830,637. The Partnership owned approximately 3.6% of MB Master. As of December 31, 2013, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to MB for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Energy	2,107,890	0.68%	$5,376,667	$31,064	$2,306,186
Grains	8,052,314	2.58%	28,467,091	1,828,318	16,119,089
Livestock	2,105,527	0.67%	2,561,898	4,071	1,622,197
Metals	432,274	0.14%	484,988	58,973	65,658
Softs	1,754,855	0.56%	3,779,458	115,103	2,393,541

Total	$14,452,860	4.63%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2013, KR Master’s total capitalization was $42,587,060. The Partnership owned approximately 11.8% of KR Master. As of December 31, 2013, the KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$278,432	0.65%	$1,380,251	$278,432	690,943
Grains	288,241	0.68%	1,297,380	1,487	404,464
Livestock	75,063	0.18%	803,000	9,905	93,680
Metals	2,271,706	5.33%	5,810,837	456,425	2,867,697

Total	$2,913,442	6.84%

*	Annual average of month-end Value at Risk.

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

As of December 31, 2013, JEM Master’s total capitalization was $44,476,720. The Partnership owned approximately 30.1% of JEM Master. As of December 31, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	1,546,563	3.48%	3,347,583	1,298,733	1,815,100
Grains	275,940	0.62%	606,150	196,290	397,605
Livestock	588,634	1.32%	1,130,423	304,526	788,235
Softs	109,560	0.25%	206,085	11,495	154,107

Total	$2,520,697	5.67%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

        The face value of the market sector instruments held by the Funds are typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Funds. The magnitude of the Funds open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2013 by market sector:

Metals. The Funds’ primary metal market exposure is subject to fluctuations in the price of gold, silver, copper and aluminum.

Softs. The Funds’ primary commodities exposure is subject to agricultural price movements which are often directly affected by severe or unexpected weather conditions. The Funds’ primary commodities exposures include cocoa, coffee, sugar and cotton.

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

Livestock. Live cattle and lean hog accounted for the bulk of the Funds’ commodities exposure.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposures of the Funds as of December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data.

Commodity Advisors Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012 and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Schedules of Investments at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Commodity Advisors Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Commodity Advisors Fund L.P.

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

The management of Commodity Advisors Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu	Alice Lonero
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Commodity Advisors Fund L.P.	Commodity Advisors Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Commodity Advisors Fund L.P.:

We have audited the accompanying statements of financial condition of Commodity Advisors Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Commodity Advisors Fund L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Commodity Advisors Fund L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Funds, at fair value (cost $27,336,385 and $40,487,812)	$29,461,787	$41,683,177
Interest Receivable (Note 4d)	323	2,155
Cash (Note 4d)	116,377	8,652

Total assets	$29,578,487	$41,693,984

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 4c)	$48,238	$56,657
Management fees (Note 4a and 4b)	40,322	63,528
Administrative fees (Note 4a)	24,562	34,634
Incentive fees (Note 4a and 4b)	26,225	99,586
Professional Fees	64,986	88,504
Other	39,236	45,016
Redemptions payable	1,669,149	6,164,612

Total liabilities	1,912,718	6,552,537

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at December 31, 2013 and 2012	—	—
General Partner, Class Z, 353.4080 and 2,071.4080 unit equivalents outstanding at December 31, 2013 and 2012, respectively	333,313	1,971,090
Limited Partners, Class A, 19,230.1268 and 22,698.2288 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	27,135,591	32,971,770
Limited Partners, Class Z, 208.7339 Redeemable Units outstanding at December 31, 2013 and 2012	196,865	198,587

Total partners’ capital	27,665,769	35,141,447

Total liabilities and partners’ capital	$29,578,487	$41,693,984

Class A, net asset value per Redeemable Unit	$1,411.10	$1,452.61

Class Z, net asset value per Redeemable Unit	$943.14	$951.57

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2013

Investment in Funds	Cost	Fair Value	% of Partners’ Capital
MB Master Fund L.P.	$10,520,279	$11,037,122	39.89%
KR Master Fund L.P.	5,893,127	5,032,058	18.19
JEM Master Fund L.P.	10,922,979	13,392,607	48.41

Total investment in Funds, at fair value	$27,336,385	$29,461,787	106.49%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2012

Investments in Funds	Cost	Fair Value	% of Partners’ Capital
CMF Cirrus Master Fund L.P.	$2,825,371	$3,391,770	9.65%
MB Master Fund L.P.	13,533,229	13,829,291	39.35
KR Master Fund L.P.	12,214,492	10,790,523	30.71
JEM Master Fund L.P.	11,914,720	13,671,593	38.90

Total investment in Funds, at fair value	$40,487,812	$41,683,177	118.61%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income (Note 4d)	$11,844	$26,446	$5,930

Total investment income (loss)	11,844	26,446	5,930

Expenses:
Ongoing selling agent fees (Note 4c)	621,911	680,883	550,250
Management fees (Note 4a and 4b)	573,233	797,203	715,776
Administrative fees (Note 4a)	321,493	439,898	348,750
Incentive fees (Note 4a and 4b)	204,558	157,652	295,792
Professional fees	274,661	339,786	229,809
Other	113,321	140,243	32,431

Total expenses	2,109,177	2,555,665	2,172,808

Net investment income (loss)	(2,097,333)	(2,529,219)	(2,166,878)

Trading Results:
Net realized gains (losses) on investments	200,775	(583,157)	12,978,289
Change in net unrealized gains (losses) on investments	930,037	994,945	(12,021,566)

Total trading results	1,130,812	411,788	956,723

Net income (loss)	(966,521)	(2,117,431)	(1,210,155)

Net income (loss) allocation by class:
Class A	(927,883)	(1,775,146)	(1,039,752)

Class Z	(38,638)	(342,285)	(170,403)

Net income (loss) per Redeemable Unit (Note 8)*
Class A	$(41.51)	$(76.83)	$(43.06)

Class Z	$(8.43)	$(30.39)	$(18.04)

Weighted average units outstanding
Class A	21,821.2806	22,831.6558	27,476.5521

Class Z	1,116.8919	10,259.7243	14,082.1171

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2013, 2012 and 2011

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2010	$47,231,363	30,035.7790	$—	—	$47,231,363	30,035.7790
Subscriptions – General Partner	—	—	23,089,860	23,345.0215	23,089,860	23,345.0215
Subscriptions – Limited Partners	22,977,797	14,769.2601	47,837	47.8370	23,025,634	14,817.0971
Net Loss	(1,039,752)	—	(170,403)	—	(1,210,155)	—
Redemptions – General Partner	(38,142,314)	(24,556.9219)	(7,701,100)	(7,846.2236)	(45,843,414)	(32,403.1455)
Redemptions – Limited Partners	(3,746,032)	(2,410.8332)	—	—	(3,746,032)	(2,410.8332)

Partner’s Capital December 31, 2011	27,281,062	17,837.2840	15,266,194	15,546.6349	42,547,256	33,383.9189
Subscriptions – Limited Partners	14,178,378	9,407.1618	179,256	183.4279	14,357,634	9,590.5897
Subscriptions – General Partner	—	—	—	—	—	—
Net Loss	(1,775,146)	—	(342,285)	—	(2,117,431)	—
Redemptions – General Partner	—	—	(12,911,724)	(13,427.3899)	(12,911,724)	(13,427.3899)
Redemptions – Limited Partners	(6,712,524)	(4,546.2170)	(21,764)	(22.5310)	(6,734,288)	(4,568.7480)

Partners’ Capital December 31, 2012	32,971,770	22,698.2288	2,169,677	2,280.1419	35,141,447	24,978.3707
Subscriptions – Limited Partners	5,592,487	3,932.0890	—	—	5,592,487	3,932.0890
Net Loss	(927,883)	—	(38,638)	—	(966,521)	—
Redemptions – General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions – Limited Partners	(10,500,783)	(7,400.1910)	—	—	(10,500,783)	(7,400.1910)

Partners’ Capital December 31, 2013	$27,135,591	19,230.1268	$530,178	562.1419	$27,665,769	19,792.2687

Net asset value per unit:
2011: Class A	$1,529.44

Class Z	$981.96

2012: Class A	$1,452.61

Class Z	$951.57

2013: Class A	$1,411.10

Class Z	$943.14

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

1.    Partnership Organization

Commodity Advisors Fund L.P. (formerly, Energy Advisors Portfolio L.P.) (the “Partnership”) is a Delaware limited partnership that operates as a private investment fund. The Partnership was formed on January 30, 2006. The Partnership commenced trading on October 1, 2006. Between October 1, 2006 and May 1, 2011, the Partnership was traded pursuant to a 4.13(a)(4) exemption. The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, indices, agricultural and energy products and precious and base metals. The Partnership may engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in Note 6, “Investment in Funds”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley & Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change. Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2013, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members).

The General Partner and each limited partner (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions and losses, if any.

The affairs of the Partnership will be wound up and the Partnership liquidated as soon as practicable upon the first to occur of the following: (i) the vote to dissolve the Partnership by limited partners owning more than 50% of all classes of units then outstanding; notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership, or the

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

withdrawal, removal, bankruptcy or dissolution of the General Partner, unless the Partnership is continued as described in the limited partnership agreement ( the “ Limited Partnership Agreement”); or (iii) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

2.    Significant Accounting Policies

a.	Partnership and Fund Valuation. The Partnership’s investments in Funds (as defined below) are carried at fair value as determined by the Partnership’s pro rata interest in the net assets of each Fund. As a general matter, the fair value of the Partnership’s investment in a Fund represents the amount that the Partnership can reasonably expect to receive from a Fund if the Partnership’s investment was redeemed at the time of valuation, based on information available at the time. The Funds provide for redemptions on a monthly basis. The underlying investments of each Fund are accounted for at fair value as described in the respective Fund’s financial statements.

b.	Revenue Recognition. The change in the Partnership’s investment in a Fund is included in change in net unrealized gains (losses) on investments on the Statements of Income and Expenses. The Partnership records a realized gain or loss on its investments in Funds as the difference between the redemption proceeds and related cost of such investment.

c.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

f.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed subsequent events through the date of issuance and determined that other than that described in Note 10 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

g.	Net income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

Recent Accounting Pronouncements. In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

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

On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

As of December 31, 2013 and 2012, all of the Funds were classified as Level 2 investments.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$29,461,787	$—	$29,461,787	$—

Net fair value	$29,461,787	$—	$29,461,787	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$41,683,177	$—	$41,683,177	$—

Net fair value	$41,683,177	$—	$41,683,177	$—

4.    Agreements

a.	Limited Partnership Agreement

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

Effective May 1, 2011, the Partnership pays the General Partner a monthly administrative fee equal to 1/12th of 1.0% (1.0% per year) of Month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner’s administrative fee, the selling agent fees and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at any time at the discretion of the General Partner. The administrative fee for the years ended December 31, 2013, 2012 and 2011 was $321,493, $439,898 and $348,750, respectively, as disclosed on the Statements of Income and Expenses. Of this amount, $24,562 and $34,634 remained payable as of December 31, 2013 and 2012, as disclosed on the Statements of Financial Condition.

Prior to May 1, 2011, the Partnership paid the General Partner a monthly management fee equal to 1/12 of 1.0% (1.0% per year) of month-end adjusted Net Assets. Adjusted Net Assets, for the purpose of calculating management fees were Net Assets, as defined in the Limited Partnership Agreement, increased by the current month’s incentive fee accrual, management fee, administrative fee and any redemptions or distributions as of the end of such month. This fee for the period of January 1, 2011 through April 30, 2011, was $157,548.

Prior to May 1, 2011, the Partnership paid the General Partner an annual incentive fee equal to 10% of the Partnership’s New Trading Profits earned during each calendar year. The incentive fee was paid on new trading profits earned by the Partnership as a whole and not on profits earned individually by each Limited Partner. New Trading Profits was the excess, if any, of Net Assets of the Partnership at the end of the year over the higher of Net Assets on the date trading commenced, or Net Assets at the end of the highest previous year. There was no incentive fees earned by the General Partner for the period ended April 30, 2011.

b.	Management Agreements

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with AAA Capital Management Advisors, Ltd. (“AAA”), SandRidge Capital, L.P. (“SandRidge”), Sasco Energy Partners LLC (“Sasco”), Flintlock Capital Asset Management LLC (“Flintlock”), Aventis Asset Management, LLC (“Aventis”), Krom River Investment Management (Cayman) Limited and Krom River Trading AG (collectively, “Krom River”), JE Moody & Company LLC (“JE Moody”), and Cirrus Capital Management LLC (“Cirrus”), each of which is a registered commodity trading advisor or exempt from such registration. Each Management Agreement could have been terminated upon notice by either party. SandRidge, Sasco and AAA were each terminated as a commodity trading advisor for the Partnership as of April 30, 2011. Flintlock was terminated as a commodity trading advisor for the Partnership as of October 31, 2012, and Cirrus was terminated as a commodity trading advisor for the Partnership as of August 31, 2013. References to an “Advisor” or the “Advisors” may include any or all of AAA, Sandridge, Sasco, Flintlock, Aventis, Krom River, JE Moody and Cirrus, as applicable.

Prior to May 1, 2011, the Partnership paid the management and incentive fees incurred in connection with individually managed accounts. Management fees generally ranged from 1.0% to 4.0% of net assets per year, and incentive compensation generally ranged from 20% to 30% of new trading profits.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

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

c.	Selling Agent Agreement

Prior to May 1, 2011, the Partnership paid Morgan Stanley Wealth Management and CGM a distribution fee of up to 0.75% per year of net assets of the units sold, payable monthly out of the General Partner’s management fee.

The Partnership has entered into a selling agent agreement (the “Selling Agent Agreement”) which provides that, after May 1, 2011, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership will not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units. For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end Net assets prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner’s administrative fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month.

d.	Customer Agreement:

Prior to May 1, 2011, the Funds (as defined below in Note 6) entered into a customer agreement (the “CGM Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the Funds’ account in accordance with orders placed by the Advisors. The Partnership paid CGM commercially reasonable commission rates (“Brokerage Commissions”) through its investment in the Funds. Brokerage Commissions included exchange, give-up, user, clearing, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “Original CGM clearing fees”).

As of May 1, 2011, the Funds were no longer required to pay Brokerage Commissions. The Partnership, however, continued to pay clearing fees through its investment in the Funds. Additionally, for part of the third quarter of 2012 and through part of the third quarter of 2013, the Partnership also paid a service fee to CGM through its investment in the Funds (together with the Original CGM clearing fees, the “CGM clearing fees”). CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s accounts at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

Prior to May 1, 2011, CGM generally (i) paid monthly interest to a Fund’s commodity brokerage account on 100% of the average daily equity maintained in cash in the account at a 30-day Treasury bill rate determined by CGM and/or (ii) placed up to all of the commodity

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

brokerage account assets in 90-day Treasury bills and paid the account 100% of the interest earned on the Treasury bills purchased. As of May 1, 2011, CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s brokerage account) at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

During the fourth quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership has terminated the CGM Customer Agreement. Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees,”) through its investment in the Funds. MS&Co clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

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

During the third quarter of 2013, KR Master Fund L.P. (“KR Master”) and MB Master Fund L.P. (“MB Master”) entered into a futures brokerage account agreement with MS&Co., a registered futures commission merchant. KR Master and MB Master commenced futures trading through an account at MS&Co. on or about August 5, 2013, and August 19, 2013, respectively. During the 4th quarter of 2013, JEM Master Fund L.P. (“JEM Master”) entered into a futures account agreement with MS&Co. and commenced trading through an account at MS&Co. on or about October 10, 2013.

The MS&Co. Customer Agreement with the Partnership and the Funds gives the Partnership and the Funds, and the CGM Customer Agreement with the Funds gave the Funds, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Brokerage Commissions were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

6.     Investment in Funds

On October 1, 2006, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 723.8213 units of AAA Master with cash equal to $3,315,000. AAA Master was formed in order to permit accounts managed by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on April 30, 2011, for cash equal to $3,469,560.

On October 1, 2006, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,092.7350 units of SandRidge Master with cash equal to $2,370,000. SandRidge Master was formed in order to permit commodity pools managed by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011, for cash equal to $3,129,957.

On April 1, 2007, a portion of the Partnership’s assets were invested in Velite Energy L.P. (“Velite Energy”), a limited partnership organized under the partnership laws of the State of Texas. The Partnership invested $12,000,000 in Velite Energy. The Partnership fully redeemed its investment in Velite Energy on March 31, 2011, for cash equal to $9,922,742.

On April 1, 2009, the assets allocated to Sasco for trading were invested in CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 6,000.0000 units of Sasco Master with cash equal to $6,000,000. Sasco Master was formed in order to permit commodity pools managed by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sasco Master on April 30, 2011, for cash equal to $7,730,465.

On January 1, 2011, the assets allocated to Cirrus for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master was formed to permit accounts managed by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013, for cash equal to $1,260,276.

On May 1, 2011, the assets allocated to Flintlock for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in FL Master with cash equal to $4,171,892. FL Master was formed to permit accounts managed by Flintlock using the Flintlock Commodity Opportunities Partners, LP, at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FL Master on October 31, 2012, for cash equal to $2,046,008.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

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

On May 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master was formed to permit accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2013.

MB Master’s, KR Master’s and JEM Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the reporting period, the Funds engage in such trading through commodity brokerage accounts maintained with MS&Co. or CGM, as applicable. Reference to the “Funds” may include any or all of MB Master, KR Master, JEM Master, FL Master, Cirrus Master, Sasco Master, Velite Energy, Sandridge Master, and AAA Master, as applicable.

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

At December 31, 2013, the Partnership owned approximately 3.6%, 11.8% and 30.1% of MB Master, KR Master and JEM Master, respectively. At December 31, 2012, the Partnership owned approximately 16.4%, 21.0%, 9.4% and 28.8% of Cirrus Master, MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2013
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
MB Master	$327,755,293	$15,924,656	$311,830,637
KR Master	44,043,845	1,456,785	42,587,060
JEM Master	44,509,274	32,554	44,476,720

Total	$416,308,412	$17,413,995	$398,894,417

	December 31, 2012
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
Cirrus Master	$20,742,891	$57,098	$20,685,793
MB Master	69,389,015	3,495,860	65,893,155
KR Master	116,058,406	1,168,169	114,890,237
JEM Master	47,528,791	70,293	47,458,498

Total	$253,719,103	$4,791,420	$248,927,683

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables:

	For the Year Ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(172,349)	$(2,058,250)	$(2,230,599)
MB Master	(5,087,972)	14,221,096	9,133,124
KR Master	(281,565)	(5,175,049)	(5,456,614)
JEM Master	(1,212,224)	5,953,699	4,741,475

Total	$(6,754,110)	$12,941,496	$6,187,386

	For the Year Ended December 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(113,743)	$3,150,705	$3,036,962
FL Master	(510,119)	(5,666,845)	(6,176,964)
MB Master	(691,180)	(261,679)	(952,859)
KR Master	(462,208)	(4,542,592)	(5,004,800)
JEM Master	(877,444)	4,779,017	3,901,573

Total	$(2,654,694)	$(2,541,394)	$(5,196,088)

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables:

	December 31, 2013			Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Cirrus Master	0.00%	$-	$(105,640)	$9,559	$14,122	$(129,321)	Energy Portfolio	Monthly
MB Master	39.89%	11,037,122	523,665	198,653	5,350	319,662	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(392,935)	21,066	7,430	(421,431)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	1,709,229	323,310	24,017	1,361,902	Commodity Portfolio	Monthly

Total		$29,461,787	$1,734,319	$552,588	$50,919	$1,130,812

	December 31, 2012			Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Cirrus Master	9.65%	$3,391,770	$463,836	$8,453	$9,224	$446,159	Energy Portfolio	Monthly
FL Master	0.00%	-	(540,204)	62,504	7,289	(609,997)	Commodity Portfolio	Monthly
MB Master	39.35%	13,829,291	235,969	254,431	19,223	(37,685)	Commodity Portfolio	Monthly
KR Master	30.71%	10,790,523	(468,192)	46,852	6,083	(521,127)	Commodity Portfolio	Monthly
JEM Master	38.90%	13,671,593	1,395,002	243,503	17,061	1,134,438	Commodity Portfolio	Monthly

Total	118.61%	$41,683,177	$1,086,411	$615,743	$58,880	$411,788

7.     Subscriptions, Redemptions, and Distributions

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

8.     Financial Highlights

Changes in the net asset value per Redeemable Unit for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013		2012		2011	For the period October 1, 2011 (commencement of operations) to December 31, 2011
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) *	$22.92	$34.08	$(13.93)	$10.40	$11.42	$(7.32)
Interest Income	0.53	0.36	0.91	0.58	0.19	—
Expenses **	(64.96)	(42.87)	(63.81)	(41.37)	(54.67)	(10.72)

Increase (decrease) for the period	(41.51)	(8.43)	(76.83)	(30.39)	(43.06)	(18.04)
Net asset value per Redeemable Unit, beginning of period	1,452.61	951.57	1,529.44	981.96	1,572.50	1,000.00

Net asset value per Redeemable Unit, end of period	$1,411.10	$943.14	$1,452.61	$951.57	$1,529.44	$981.96

*	Includes ongoing selling agent fees.
**	Excludes ongoing selling agent fees.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

						For the period
					2011	October 1, 2011 (commencement of operations) to December 31, 2011***
	2013		2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z

Ratios to Average Net Assets:
Net investment income (loss)	(6.8)%	(10.6)%	(6.5)%	(7.2)%	(6.9)%	(3.7)%
Incentive fees	0.7%	1.1%	0.4%	0.9%	0.7%	—%

Net investment income (loss) before incentive fees ****	(6.1)%	(9.5)%	(6.1)%	(6.3)%	(6.2)%	(3.7)%

Operating expenses	6.1%	9.6%	6.1%	6.3%	6.2%	3.7%
Incentive fees	0.7%	1.1%	0.4%	0.9%	0.7%	—%

Total expenses and incentive fees	6.8%	10.7%	6.5%	7.2%	6.9%	3.7%

Total return:
Total return before incentive fees	(2.1)%	0.2%	(4.7)%	(2.5)%	(2.4)%	(1.7)%
Incentive fees	(0.8)%	(1.1)%	(0.3)%	(0.6)%	(0.3)%	(0.1)%

Total return after incentive fees	(2.9)%	(0.9)%	(5.0)%	(3.1)%	(2.7)%	(1.8)%

***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

9.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Funds, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

10.    Subsequent Events:

Effective March 1, 2014, Aventis reduced the management fee rate to 1/12 of 1.25% (a 1.25% annual rate) of the month-end Net Assets of the Partnership allocated to Aventis.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent fee and clearing fees including interest income	$409,366	$345,078	$7,738	$(241,437)
Net income (loss)	$206,493	$(14,276)	$(343,433)	$(815,305)
Increase (decrease) in Net Asset Value per Unit of Class A	$9.14	$(0.74)	$(14.96)	$(34.95)
Increase (decrease) in Net Asset Value per Unit of Class Z	$10.81	$4.18	$(5.18)	$(18.24)

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of ongoing selling agent fee/brokerage commissions, as applicable and clearing fees including interest income	$(246,243)	$885,511	$(831,142)	$(50,775)
Net income (loss)	$(871,488)	$487,898	$(1,235,778)	$(498,063)
Increase (decrease) in Net Asset Value per Unit of Class A	$(30.92)	$15.52	$(42.61)	$(18.82)
Increase (decrease) in Net Asset Value per Unit of Class Z	$(15.38)	$14.91	$(22.73)	$(7.19)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership currently pays the General Partner administrative fees, as described under “Item 1. Business.” For the year ended December 31, 2013, the General Partner earned $321,493 in general partner administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2013, Morgan Stanley Wealth Management earned $621,911 in ongoing selling agent fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2013, the Advisors earned $573,233 in management fees. For the year ended December 31, 2013, the Advisors earned $204,558 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner unit equivalents	General Partner	353.4080	1.8%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. CGM, Morgan Stanley Wealth Management and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$70,900
2012	$83,200

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K-1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2013	$41,300
2012	$60,700

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Condensed Schedules of Investments at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the year ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements.

(2) Exhibits:

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1(a)	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on October 7, 2013, and incorporated herein by reference)

(c)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith)

10.5	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.10 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

10.7	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.10	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.10 to the quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference)

10.11	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

99.1	Financial Statements of MB Master Fund L.P.

99.2	Financial Statements of KR Master Fund L.P.

99.3	Financial Statements of JEM Master Fund L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commodity Advisors Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu

Alper Daglioglu, President & Director Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Alper Daglioglu	Colbert Narcisse	Patrick T. Egan
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Harry Handler	/s/ Jeremy Beal
Alice Lonero	Harry Handler	Jeremy Beal
Chief Financial Officer (Principal Accounting Officer) Ceres Managed Futures LLC	Director Ceres Managed Futures LLC Date: March 28, 2014	Director Ceres Managed Futures LLC Date: March 28, 2014
Date: March 28, 2014

/s/ Craig Abruzzo
Craig Abruzzo
Director Ceres Managed Futures LLC
Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.