Form 10-Q
period 2014-03-31
COMMODITY ADVISORS FUND L.P.
filed 2014-05-14
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes       No X

As of April 30, 2014, 15,437.8638 Class A Limited Partnership Redeemable Units were outstanding and 208.7339 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (cost $23,398,767 and $27,336,385)	$24,758,834	$29,461,787
Interest receivable	720	323
Cash	170,544	116,377

Total assets	$24,930,098	$29,578,487

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$40,376	$48,238
Management fees	32,807	40,322
Administrative fees	20,609	24,562
Incentive fees	—	26,225
Other	198,722	104,222
Redemptions payable	3,116,566	1,669,149

Total liabilities	3,409,080	1,912,718

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at March 31, 2014 and December 31, 2013	—	—
General Partner, Class Z, 353.4080 unit equivalents outstanding at March 31, 2014 and December 31, 2013	317,418	333,313
Limited Partners, Class A, 15,717.8628 and 19,230.1268 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	21,016,123	27,135,591
Limited Partners, Class Z, 208.7339 Redeemable Units outstanding at March 31, 2014 and December 31, 2013	187,477	196,865

Total partners’ capital	21,521,018	27,665,769

Total liabilities and partners’ capital	$24,930,098	$29,578,487

Class A, net asset value per Redeemable Unit	$1,337.08	$1,411.10

Class Z, net asset value per Redeemable Unit	$898.16	$943.14

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

March 31, 2014

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
MB Master Fund L.P.	$9,342,512	$9,545,574	44.35%
KR Master Fund L.P.	3,317,566	2,942,767	13.67
JEM Master Fund L.P.	10,738,689	12,270,493	57.02

Total investment in Funds, at fair value	$23,398,767	$24,758,834	115.04%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment income:
Interest income from investment in Funds	$2,084	$5,133

Expenses:
Ongoing selling agent fees	130,309	160,535
Management fees	108,329	156,066
Administrative fees	66,444	85,671
Incentive fees	—	33,869
Other	94,500	298,262

Total expenses	399,582	734,403

Net investment income (loss)	(397,498)	(729,270)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(263,254)	(53,379)
Change in net unrealized gains (losses) on investment in Funds	(765,335)	(32,656)

Total trading results	(1,028,589)	(86,035)

Net income (loss)	$(1,426,087)	$(815,305)

Net income (loss) allocation by class:
Class A	$(1,400,804)	$(773,758)

Class Z	$(25,283)	$(41,547)

Net asset value per unit
Class A (15,717.8628 and 21,984.6108 Redeemable Units outstanding as of March 31, 2014 and 2013, respectively)	$1,337.08	$1,417.66

Class Z (562.1419 and 2,065.1419 Redeemable Units outstanding as of March 31, 2014 and 2013, respectively)	$898.16	$933.33

Net income (loss) per unit*
Class A	$(74.02)	$(34.95)

Class Z	$(44.98)	$(18.24)

Weighted average units outstanding
Class A	18,981.4501	22,228.4705

Class Z	562.1419	2,280.1419

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$27,135,591	19,230.1268	$530,178	562.1419	$27,665,769	19,792.2687
Subscriptions — Limited Partners	1,197,568	862.4660	—	—	1,197,568	862.4660
Net income (loss)	(1,400,804)	—	(25,283)	—	(1,426,087)	—
Redemptions — Limited Partners	(5,916,232)	(4,374.7300)	—	—	(5,916,232)	(4,374.7300)

Partners’ Capital, March 31, 2014	$21,016,123	15,717.8628	$504,895	562.1419	$21,521,018	16,280.0047

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions — Limited Partners	1,668,969	1,153.7390	—	—	1,668,969	1,153.7390
Net income (loss)	(773,758)	—	(41,547)	—	(815,305)	—
Redemptions — General Partner	—	—	(200,666)	(215.0000)	(200,666)	(215.0000)
Redemptions — Limited Partners	(2,700,214)	(1,867.3570)	—	—	(2,700,214)	(1,867.3570)

Partners’ Capital, March 31, 2013	$31,166,767	21,984.6108	$1,927,464	2,065.1419	$33,094,231	24,049.7527

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

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

During the three months ended March 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

From inception until March 31, 2011, the Partnership offered two classes of redeemable units of partnership interest: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” Redeemable and “Class Z” Redeemable Units. Class Z Redeemable Units were first issued on October 1, 2011. As of March 31, 2014, there were no Class D Redeemable Units outstanding. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) and its affiliates (and their family members).

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

        As of March 31, 2014 , all trading decisions were made for the Partnership by its three trading advisors (each an “Advisor”, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner allocated the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets) during the reporting period. Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds (defined below).

During the third quarter of 2013, KR Master Fund L.P. (“KR Master”) and MB Master Fund L.P. (“MB Master”) entered into a futures brokerage account agreement with MS&Co., a registered futures commission merchant. KR Master and MB Master commenced futures trading through an account at MS&Co. on or about August 5, 2013, and August 19, 2013, respectively. JEM Master Fund L.P. (“JEM Master”) entered into a futures account agreement with MS&Co. and commenced trading through an account at MS&Co. on or about October 10, 2013. The Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. on or about October 29, 2013. The Partnership, through its investment in the Funds (defined below), will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective March 1, 2014, the management fee paid to Aventis was reduced from 1.5% per year to 1.25% per year.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, net of distributions and losses, if any.

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, the results of its operations for the three months ended March 31, 2014 and 2013 and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) [1]	$(60.21)	$(35.73)	$(11.00)	$(2.51)
Interest Income	0.11	0.06	0.22	0.15
Expenses [2]	(13.92)	(9.31)	(24.17)	(15.88)

Increase (decrease) for the period	(74.02)	(44.98)	(34.95)	(18.24)
Net asset value per unit, beginning of period	1,411.10	943.14	1,452.61	951.57

Net asset value per unit, end of period	$1,337.08	$898.16	$1,417.66	$933.33

[1]	Includes Partnership ongoing selling agent fees (Class A only).

[2]	Excludes Partnership ongoing selling agent fees (Class A only).

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.4)%	(4.1)%	(8.6)%	(7.1)%
Incentive fees	—%	—%	0.1%	0.1%

Net investment income (loss) before incentive fees [4]	(6.4)%	(4.1)%	(8.5)%	(7.0)%

Operating expenses	6.5%	4.1%	8.6%	7.1%
Incentive fees	—%	—%	0.1%	0.1%

Total expenses	6.5%	4.1%	8.7%	7.2%

Total return:
Total return before incentive fees	(5.2)%	(4.8)%	(2.3)%	(1.8)%
Incentive fees	—%	—%	(0.1)%	(0.1)%

Total return after incentive fees	(5.2)%	(4.8)%	(2.4)%	(1.9)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The customer agreement among the Partnership, MS&Co. and the Funds gives the Partnership and the Funds, and the customer agreement between CGM and the Funds gave the Funds, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$24,758,834	$—	$24,758,834	$—

Net fair value	$24,758,834	$—	$24,758,834	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$29,461,787	$—	$29,461,787	$—

Net fair value	$29,461,787	$—	$29,461,787	$—

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2014.

MB Master’s, KR Master’s and JEM Master’s, (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References to the Funds in this report may also include, as relevant, reference to Cirrus Master.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Ongoing selling agent, management, administrative and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Funds and allocated to their limited partners, including the Partnership. All other fees and commissions are charged at the Partnership level.

At March 31, 2014, the Partnership owned approximately 3.4%, 10.5% and 30.2% of MB Master, KR Master and JEM Master, respectively. At December 31, 2013, the Partnership owned approximately 3.6%, 11.8% and 30.1% of MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
MB Master	$306,360,965	$22,173,299	$284,187,666
KR Master	28,930,902	853,357	28,077,545
JEM Master	40,714,530	54,168	40,660,362

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
MB Master	$327,755,293	$15,924,656	$311,830,637
KR Master	44,043,845	1,456,785	42,587,060
JEM Master	44,509,274	32,554	44,476,720

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,445,434)	$(5,426,729)	$(6,872,163)
KR Master	(52,751)	957,264	904,513
JEM Master	(284,127)	(2,712,553)	(2,996,680)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(37,932)	$1,527,460	$1,489,528
MB Master	(869,489)	5,857,766	4,988,277
KR Master	(76,659)	(1,654,722)	(1,731,381)
JEM Master	(343,350)	(945,396)	(1,288,746)

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of Partnership's Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
MB Master	44.35%	$9,545,574	$(180,308)	$47,941	$1,022	$(229,271)	Commodity Portfolio	Monthly
KR Master	13.67%	2,942,767	113,719	5,576	2,708	105,435	Commodity Portfolio	Monthly
JEM Master	57.02%	12,270,493	(818,209)	79,408	7,136	(904,753)	Commodity Portfolio	Monthly

Total		$24,758,834	$(884,798)	$132,925	$10,866	$(1,028,589)

	December 31, 2013		For the three months ended March 31, 2013
	% of Partnership's Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Net Assets Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
Cirrus Master	0.00%	$—	$233,215	$3,534	$2,682	$226,999	Energy Portfolio	Monthly
MB Master	39.89%	11,037,122	231,018	51,946	1,884	177,188	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(109,098)	5,482	1,468	(116,048)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	(280,687)	89,158	4,329	(374,174)	Commodity Portfolio	Monthly

Total		$29,461,787	$74,448	$150,120	$10,363	$(86,035)

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6.     Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contacts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

As both a buyer and seller of options, the Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Funds do not consider these contracts to be guarantees.

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

March 31, 2014

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013.

Futures Contracts. The Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. When the contract is closed, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

Commodity Advisors Fund L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Funds’ Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Funds’ Statements of Income and Expenses.

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses.

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership Capital decreased 22.2% from $27,665,769 to $21,521,018. This decrease was attributable to redemptions of 4,374.7300 Class A Redeemable Units totaling $5,916,232, coupled with a net loss of $1,426,087. This was partially offset with subscriptions of 862.4660 Class A Redeemable Units totaling $1,197,568. Future redemptions can impact the amount of funds available for investment in funds in subsequent months.

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

Results of Operations

During the first quarter of 2014, the Partnership’s net asset value per Class A Redeemable Unit decreased 5.2% from $1,411.10 to $1,337.08, as compared to a decrease of 2.4% in the first quarter of 2013. During the first quarter of 2014, the Partnership’s net asset value per Class Z Redeemable Unit decreased 4.8% from $943.14 to $898.16, as compared to a decrease of 1.9% in the first quarter of 2013. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $1,028,589. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains and livestock, and were partially offset by gains in metals and softs. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the first quarter of 2013 of $86,035. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains and softs, and were partially offset by gains in livestock and metal.

During the first quarter, the Partnership recorded a net loss in Net Asset Value per Unit as trading gains in soft commodity and metals futures were more than offset by trading losses in energies, grains, and livestock futures. The most significant losses were incurred within the energy markets during February from short positions in crude oil futures as prices rose after Energy Information Administration data indicated that crude stockpiles declined during January. Additional losses were experienced during March from long positions in crude oil and its related products as prices dropped after reports indicated that U.S. crude oil supplies exceeded previous forecasts. Within the grains markets, losses were incurred during February short positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. Losses in this sector during March were attributable primarily to short futures positions in corn as prices advanced on speculation that dry weather in the U.S., Australia, and Eastern Europe would limit crop yields. Within the livestock markets, losses were incurred during February from short positions in lean hog futures as prices advanced sharply on news of low U.S. herd totals. Additional losses were experienced during January from short futures positions in lean hogs as prices advanced. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the soft commodity sector during February from long futures positions in sugar as prices advanced amid concern that wet weather in South America would adversely affect harvest totals in the region. Additional gains in this sector were recorded during January from long futures positions in cocoa futures as prices advanced to a 28-month high amid concern that global demand will exceed harvest and stockpile totals. During January, soft commodity gains were recorded from short positions in sugar futures as prices declined after officials in India approved a plan to subsidize sugar shipments to ease a domestic glut of the commodity. Within the metals complex, gains were recorded during January and March from short positions in copper futures as prices declined amid concern that weak manufacturing data in China would limit demand for the industrial metal. Additional gains in the metals sector were achieved during February from long positions in gold futures as increased geo-political turmoil boosted demand for the precious metals, thus pushing prices higher.

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

During the reporting period, the Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined, or at the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by CGM and/or MS&Co. and shared with the General Partner. Interest income from investment in Funds for the three months ended March 31, 2014 decreased by $3,049, as compared to the corresponding period in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor the commodity broker had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2014 decreased by $30,226, as compared to the corresponding period in 2013. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, is affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $47,737, as compared to the corresponding period in 2013. The decrease in management fees is due to lower adjusted net assets per Class during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $19,227, as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower adjusted net assets per Class during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. There were no incentive fees earned for the three months ended March 31, 2014. Trading performance for the three months ended March 31, 2013 resulted in incentive fees of $33,869. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	March 31, 2014		December 31, 2013
Aventis	$7,125,476	33%	$9,322,177	34%
Krom River	$2,190,084	10%	$5,029,450	18%
JE Moody	$12,205,458	57%	$13,314,142	48%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held indirectly by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Partnership’s total capitalization was $21,521,018.

March 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Energy	$1,089,603	5.06%
Grains	278,961	1.29%
Livestock	93,889	0.44%
Metals	83,719	0.39%
Softs	119,852	0.56%

Total	$1,666,024	7.74%

As of December 31, 2013, the Partnership’s total capitalization was $27,665,769.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$574,254	2.07%
Grains	406,954	1.47%
Livestock	261,835	0.95%
Metals	283,623	1.03%
Softs	96,152	0.35%

Total	$1,622,818	5.87%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended March 31, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2014, MB Master’s total capitalization was $284,187,666. The Partnership owned approximately 3.4% of MB Master. As of March 31, 2014, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

March 31, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$8,230,955	2.90%	$10,481,674	$1,167,065	$4,767,359
Grains	7,413,232	2.61%	7,413,232	498,712	4,809,340
Livestock	6,062	0.00%**	1,717,843	6,062	97,772
Softs	2,866,945	1.01%	3,591,096	1,297,496	3,042,992

Total	$18,517,194	6.52%

*    Average of month-end Values at Risk.

**    Due to rounding.

As of December 31, 2013, MB Master’s total capitalization was $311,830,637. The Partnership owned approximately 3.6% of MB Master. As of December 31, 2013, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

December 31, 2013

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,107,890	0.68%	$5,376,667	$31,064	$2,306,186
Grains	8,052,314	2.58%	28,467,091	1,828,318	16,119,089
Livestock	2,105,527	0.67%	2,561,898	4,071	1,622,197
Metals	432,274	0.14%	484,988	58,973	65,658
Softs	1,754,855	0.56%	3,779,458	115,103	2,393,541

Total	$14,452,860	4.63%

*    Annual average of month-end Value at Risk.

As of March 31, 2014, KR Master’s total capitalization was $28,077,545. The Partnership owned approximately 10.5% of KR Master. As of March 31, 2014, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

March 31, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$85,675	0.30%	$282,511	$85,675	$145,622
Grains	170,100	0.61%	676,624	85,050	227,723
Livestock	325	0.00%**	106,068	325	31,709
Metals	514,553	1.83%	2,662,167	513,407	1,005,921
Softs	103,950	0.37%	500,787	11,948	71,215

Total	$874,603	3.11%

*    Average of month-end Values at Risk.

**    Due to rounding.

As of December 31, 2013, KR Master’s total capitalization was $42,587,060. The Partnership owned approximately 11.8% of KR Master. As of December 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2013

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$278,432	0.65%	$1,380,251	$278,432	690,943
Grains	288,241	0.68%	1,297,380	1,487	404,464
Livestock	75,063	0.18%	803,000	9,905	93,680
Metals	2,271,706	5.33%	5,810,837	456,425	2,867,697

Total	$2,913,442	6.84%

*    Annual average of month-end Value at Risk.

As of March 31, 2014, JEM Master’s total capitalization was $40,660,362. The Partnership owned approximately 30.2% of JEM Master. As of March 31, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

March 31, 2014

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,651,506	6.52%	$4,200,379	$1,118,252	$2,700,028
Grains	29,970	0.07%	631,126	6,008	178,785
Livestock	310,095	0.77%	1,089,315	32,400	215,888
Metals	98,313	0.24%	103,785	3,465	98,533
Softs	37,950	0.09%	267,465	37,950	74,965

Total	$3,127,834	7.69%

*    Average of month-end Values at Risk.

As of December 31, 2013, JEM Master’s total capitalization was $44,476,720. The Partnership owned approximately 30.1% of JEM Master. As of December 31, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2013

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,546,563	3.48%	$3,347,583	$1,298,733	$1,815,100
Grains	275,940	0.62%	606,150	196,290	397,605
Livestock	588,634	1.32%	1,130,423	304,526	788,235
Softs	109,560	0.25%	206,085	11,495	154,107

Total	$2,520,697	5.67%

*    Annual average of month-end Value at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately

$233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the

Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors.

  There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were subscriptions for 862.4660 Class A Redeemable Units totaling $1,197,568. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Shares (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	440.6170	$ 1,402.75	N/A	N/A
February 1, 2014 – February 28, 2014	1,603.2380	$ 1,360.74	N/A	N/A
March 1, 2014 – March 31, 2014	2,330.8750	$ 1,337.08	N/A	N/A
	4,374.7300	$ 1,352.37

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

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on August 14, 2013, and incorporated herein by reference)

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1(a)	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on October 7, 2013, and incorporated herein by reference)

(c)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.3(d) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.4(b) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.5	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.9	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.10 to the quarterly report on Form 10-Q filed on November 14, 2013, and incorporated herein by reference)

10.10	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective March 1, 2014 (filed as Exhibit 10.11 to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date:	May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date:	May 14, 2014