Form 10-Q
period 2014-06-30
COMMODITY ADVISORS FUND L.P.
filed 2014-08-13
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes       No X

As of July 31, 2014, 14,234.5618 Class A Limited Partnership Redeemable Units were outstanding and 208.7339 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (cost $18,801,685 and $27,336,385)	$19,834,953	$29,461,787
Interest receivable	338	323
Cash	123,553	116,377

Total assets	$19,958,844	$29,578,487

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$32,207	$48,238
Management fees	27,208	40,322
Administrative fees	16,515	24,562
Incentive fees	—	26,225
Other	140,466	104,222
Redemptions payable	939,929	1,669,149

Total liabilities	1,156,325	1,912,718

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at June 30, 2014 and December 31, 2013	—	—
General Partner, Class Z, 353.4080 unit equivalents outstanding at June 30, 2014 and December 31, 2013	310,076	333,313
Limited Partners, Class A, 14,088.1818 and 19,230.1268 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	18,309,303	27,135,591
Limited Partners, Class Z, 208.7339 Redeemable Units outstanding at June 30, 2014 and December 31, 2013	183,140	196,865

Total partners’ capital	18,802,519	27,665,769

Total liabilities and partners’ capital	$19,958,844	$29,578,487

Class A, net asset value per Redeemable Unit	$1,299.62	$1,411.10

Class Z, net asset value per Redeemable Unit	$877.39	$943.14

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

June 30, 2014

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
MB Master Fund L.P.	$6,170,787	$6,429,108	34.19%
KR Master Fund L.P.	2,419,561	2,166,527	11.52
JEM Master Fund L.P.	10,211,337	11,239,318	59.78

Total investment in Funds, at fair value	$18,801,685	$19,834,953	105.49%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$857	$1,997	$2,941	$7,130

Expenses:
Ongoing selling agent fees	101,631	159,563	231,940	320,098
Management fees	86,367	150,466	194,696	306,532
Administrative fees	52,061	82,264	118,505	167,935
Incentive fees	—	52,192	—	86,061
Other	74,781	66,249	169,281	364,511

Total expenses	314,840	510,734	714,422	1,245,137

Net investment income (loss)	(313,983)	(508,737)	(711,481)	(1,238,007)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	50,573	310,640	(212,681)	257,261
Change in net unrealized gains (losses) on investment in Funds	(326,799)	(145,336)	(1,092,134)	(177,992)

Total trading results	(276,226)	165,304	(1,304,815)	79,269

Net income (loss)	$(590,209)	$(343,433)	$(2,016,296)	$(1,158,738)

Net income (loss) allocation by class:
Class A	$(578,530)	$(337,914)	$(1,979,334)	$(1,111,672)

Class Z	$(11,679)	$(5,519)	$(36,962)	$(47,066)

Net asset value per unit
Class A (14,088.1818 and 21,402.6118 Redeemable Units outstanding as of June 30, 2014 and 2013, respectively)	$1,299.62	$1,402.70	$1,299.62	$1,402.70

Class Z (562.1419 Redeemable Units outstanding as of June 30, 2014 and 2013)	$877.39	$928.15	$877.39	$928.15

Net income (loss) per unit*
Class A	$(37.46)	$(14.96)	$(111.48)	$(49.91)

Class Z	$(20.77)	$(5.18)	$(65.75)	$(23.42)

Weighted average units outstanding
Class A	15,428.3768	22,557.7628	17,204.9135	22,393.1167

Class Z	562.1419	1,063.1419	562.1419	1,671.6419

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$27,135,591	19,230.1268	$530,178	562.1419	$27,665,769	19,792.2687
Subscriptions — Limited Partners	1,790,372	1,308.6900	—	—	1,790,372	1,308.6900
Net income (loss)	(1,979,334)	—	(36,962)	—	(2,016,296)	—
Redemptions — Limited Partners	(8,637,326)	(6,450.6350)	—	—	(8,637,326)	(6,450.6350)

Partners’ Capital, June 30, 2014	$18,309,303	14,088.1818	$493,216	562.1419	$18,802,519	14,650.3237

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions — Limited Partners	3,345,573	2,339.4960	—	—	3,345,573	2,339.4960
Net income (loss)	(1,111,672)	—	(47,066)	—	(1,158,738)	—
Redemptions — General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions — Limited Partners	(5,184,124)	(3,635.1130)	—	—	(5,184,124)	(3,635.1130)

Partners’ Capital, June 30, 2013	$30,021,547	21,402.6118	$521,750	562.1419	$30,543,297	21,964.7537

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

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

From inception until March 31, 2011, the Partnership offered two classes of Redeemable Units: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” and “Class Z” Redeemable Units. Class Z Redeemable Units were first issued on October 1, 2011. As of June 30, 2014, there were no Class D Redeemable Units outstanding. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) and its affiliates (and their family members).

During the six months ended June 30, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

        As of June 30, 2014 , all trading decisions were made for the Partnership by its three trading advisors (each an “Advisor”, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner allocated the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets) during the reporting period. Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds (defined below).

During the third quarter of 2013, KR Master Fund L.P. (“KR Master”) and MB Master Fund L.P. (“MB Master”) entered into a futures brokerage account agreement with MS&Co. KR Master and MB Master commenced futures trading through an account at MS&Co. on or about August 5, 2013, and August 19, 2013, respectively. JEM Master Fund L.P. (“JEM Master”) entered into a futures account agreement with MS&Co. and commenced trading through an account at MS&Co. on or about October 10, 2013. The Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. on or about October 29, 2013. The Partnership, through its investment in the Funds (defined below), pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective March 1, 2014, the management fee paid to Aventis was reduced from an annual rate of 1.50% per year to an annual rate of 1.25% per year.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013 and changes in partners’ capital for the six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) [1]	$(24.05)	$(11.75)	$0.05	$4.69	$(84.26)	$(47.48)	$(10.95)	$2.18
Interest Income	0.06	0.04	0.09	0.06	0.17	0.11	0.31	0.21
Expenses [2]	(13.47)	(9.06)	(15.10)	(9.93)	(27.39)	(18.38)	(39.27)	(25.81)

Increase (decrease) for the period	(37.46)	(20.77)	(14.96)	(5.18)	(111.48)	(65.75)	(49.91)	(23.42)
Net asset value per unit, beginning of period	1,337.08	898.16	1,417.66	933.33	1,411.10	943.14	1,452.61	951.57

Net asset value per unit, end of period	$1,299.62	$877.39	$1,402.70	$928.15	$1,299.62	$877.39	$1,402.70	$928.15

[1]

Includes Partnership ongoing selling agent fees (Class A only). Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 for Class A Redeemable Units were $(17.46), $7.12, $(70.81), and $3.35, respectively.

[2]

Excludes Partnership ongoing selling agent fees (Class A only). Total expenses including ongoing selling agent fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 for Class A Redeemable Units were $(20.06), $(22.17), $(40.84), and $(53.57), respectively.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013		Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.3)%	(4.1)%	(6.0)%	(7.1)%	(6.3)%	(4.1)%	(7.5)%	(17.0)%
Incentive fees	—%	—%	0.2%	0.3%	—%	—%	0.3%	0.7%

Net investment income (loss) before incentive fees [4]	(6.3)%	(4.1)%	(5.8)%	(6.8)%	(6.3)%	(4.1)%	(7.2)%	(16.3)%

Operating expenses	6.3%	4.1%	5.8%	6.8%	6.3%	4.1%	7.2%	16.4%
Incentive fees	—%	—%	0.2%	0.3%	—%	—%	0.3%	0.7%

Total expenses	6.3%	4.1%	6.0%	7.1%	6.3%	4.1%	7.5%	17.1%

Total return:
Total return before incentive fees	(2.8)%	(2.3)%	(0.9)%	(0.2)%	(7.9)%	(7.0)%	(3.2)%	(1.8)%
Incentive fees	—%	—%	(0.2)%	(0.4)%	—%	—%	(0.2)%	(0.7)%

Total return after incentive fees	(2.8)%	(2.3)%	(1.1)%	(0.6)%	(7.9)%	(7.0)%	(3.4)%	(2.5)%

[3]	Annualized (except for incentive fees).
[4]	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

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

The customer agreement among the Partnership, MS&Co. and the Funds gives the Partnership and the Funds, and the customer agreements between CGM and each of the Funds gave the Funds, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All commodity interests owned by the Funds are held for trading purposes.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s percentage ownership in each of the respective Funds.

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2014 and for the twelve months ended December 31, 2013.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$19,834,953	$—	$19,834,953	$—

Net fair value	$19,834,953	$—	$19,834,953	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$29,461,787	$—	$29,461,787	$—

Net fair value	$29,461,787	$—	$29,461,787	$—

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

5.    Investments in Funds:

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 4,000.0000 units of Cirrus Master with cash equal to $4,000,000. Cirrus Master permitted accounts managed by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013 for cash equal to $1,260,276.

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master permits accounts managed by Aventis using the Aventis Diversified Commodity Strategy (formerly, the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in KR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master permits accounts managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of KR Master. Individual and pooled accounts currently managed by Krom River, including the Partnership, are permitted to be limited partners of KR Master. The General Partner and Krom River believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Krom River have agreed that Krom River will trade the Partnership’s assets allocated to Krom River at a level that is up to 1.5 times the amount of such assets.

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

On May 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master permits accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody have agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to three times the amount of assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2014.

MB Master’s, KR Master’s and JEM Master’s, (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References to the Funds in this report may also include, as relevant, reference to Cirrus Master.

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

At June 30, 2014, the Partnership owned approximately 2.5%, 10.8% and 29.3% of MB Master, KR Master and JEM Master, respectively. At December 31, 2013, the Partnership owned approximately 3.6%, 11.8% and 30.1% of MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
MB Master	$273,361,005	$14,871,453	$258,489,552
KR Master	20,025,680	54,131	19,971,549
JEM Master	39,610,842	1,305,971	38,304,871

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
MB Master	$327,755,293	$15,924,656	$311,830,637
KR Master	44,043,845	1,456,785	42,587,060
JEM Master	44,509,274	32,554	44,476,720

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,193,307)	$5,623,615	$4,430,308
KR Master	(37,227)	141,468	104,241
JEM Master	(263,848)	(1,027,953)	(1,291,801)

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(2,638,741)	$196,886	$(2,441,855)
KR Master	(89,978)	1,098,732	1,008,754
JEM Master	(547,975)	(3,740,506)	(4,288,481)

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(50,395)	$1,994,980	$1,944,585
MB Master	(966,855)	(8,643,760)	(9,610,615)
KR Master	(86,935)	(2,872,871)	(2,959,806)
JEM Master	(348,433)	1,773,546	1,425,113

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(88,327)	$3,522,440	$3,434,113
MB Master	(1,836,344)	(2,785,994)	(4,622,338)
KR Master	(163,594)	(4,527,593)	(4,691,187)
JEM Master	(691,783)	828,150	136,367

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
MB Master	34.19%	$6,429,108	$132,110	$29,815	$607	$101,688	Commodity Portfolio	Monthly
KR Master	11.52%	2,166,527	16,951	2,415	2,549	11,987	Commodity Portfolio	Monthly
JEM Master	59.78%	11,239,318	(309,199)	74,200	6,502	(389,901)	Commodity Portfolio	Monthly

Total		$19,834,953	$(160,138)	$106,430	$9,658	$(276,226)

	June 30, 2014		For the six months ended June 30, 2014
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
MB Master	34.19%	$6,429,108	$(48,198)	$77,756	$1,629	$(127,583)	Commodity Portfolio	Monthly
KR Master	11.52%	2,166,527	130,670	7,991	5,257	117,422	Commodity Portfolio	Monthly
JEM Master	59.78%	11,239,318	(1,127,408)	153,608	13,638	(1,294,654)	Commodity Portfolio	Monthly

Total		$19,834,953	$(1,044,936)	$239,355	$20,524	$(1,304,815)

	December 31, 2013		For the three months ended June 30, 2013
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
Cirrus Master	0.00%	$—	$305,963	$4,490	$3,214	$298,259	Commodity Portfolio	Monthly
MB Master	39.89%	11,037,122	(283,199)	33,758	730	(317,687)	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(212,567)	5,870	1,471	(219,908)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	504,440	95,158	4,642	404,640	Commodity Portfolio	Monthly

Total		$29,461,787	$314,637	$139,276	$10,057	$165,304

	December 31, 2013		For the six months ended June 30, 2013
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
Cirrus Master	0.00%	$—	$539,178	$8,024	$5,896	$525,258	Commodity Portfolio	Monthly
MB Master	39.89%	11,037,122	(52,181)	85,704	2,614	(140,499)	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(321,665)	11,352	2,939	(335,956)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	223,753	184,316	8,971	30,466	Commodity Portfolio	Monthly

Total		$29,461,787	$389,085	$289,396	$20,420	$79,269

Commodity Advisors Fund L.P.

Notes to Financial Statements

June 30, 2014

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s and the Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

June 30, 2014

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the six months ended June 30, 2014 and for the twelve months ended December 31, 2013.

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

June 30, 2014

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 32.0% from $27,665,769 to $18,802,519. This decrease was attributable to redemptions of 6,450.6350 Class A Redeemable Units totaling $8,637,326, coupled with a net loss of $2,016,296. This was partially offset with subscriptions for 1,308.6900 Class A Redeemable Units totaling $1,790,372. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the second quarter of 2014, the Partnership’s net asset value per Class A Redeemable Unit decreased 2.8% from $1,337.08 to $1,299.62, as compared to a decrease of 1.1% in the second quarter of 2013. During the second quarter of 2014, the Partnership’s net asset value per Class Z Redeemable Unit decreased 2.3% from $898.16 to $877.39, as compared to a decrease of 0.6% in the second quarter of 2013. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the second quarter of 2014 of $276,226. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, and were partially offset by gains in grains, livestock, metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the second quarter of 2013 of $165,304. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, livestock, metals and softs, and were partially offset by losses in grains.

During the second quarter, the Partnership posted a loss in Net Asset Value per Unit as trading losses in energies offset trading gains in the grains, soft commodities, livestock, and metals markets. The most significant losses were incurred within the energy sector during June from short positions in Brent crude oil futures as prices rallied on speculation that an escalation of internal fighting in Iraq would disrupt oil exports from the Middle East. Losses were also experienced during June from long positions in natural gas futures as prices fell amid reports that U.S. gas stockpile levels continued to rebound from earlier spring lows. Additional losses in the energy sector were experienced during May from long positions in crude oil and its related products as prices declined after U.S. Energy Information Agency reports indicated that U.S. crude oil imports increased, rebounding from a 17-year low. During April losses were incurred from short positions in natural gas futures after prices advanced on forecasts of cooler-than-normal temperatures in parts of the U.S. The Partnership’s losses for the quarter were mitigated by gains achieved within the grains markets during June from short positions in soybean futures as prices declined as favorable weather in the U.S. Midwest allowed farmers to accelerate plantings to near record levels. Additional gains in this sector were recorded during May from short positions in wheat futures as prices moved lower after reports indicated that U.S. wheat harvests would exceed previous predictions. Within the soft commodities markets, gains were achieved from long positions in cocoa futures during May as prices moved higher after surveys predicted cocoa shortages would increase as West African growers struggled with underachieving farms. Additional gains during May were achieved from short positions in coffee futures as prices declined as rains in Brazil eased drought damaged crops. Within the livestock markets, gains were experienced during June from long positions in lean hog futures as prices increased on speculation that U.S. hog herds would remain low as farms continue to contend with a pig killing virus into the summer months. Additional gains were recorded during April from long positions in live cattle futures as prices advanced in the second half of the month. Within the metals markets, gains were recorded during April from long positions in nickel and copper futures as prices moved higher over concern that geopolitical fallout concerning the conflict in the Ukraine would limit industrial metal supplies from Russia.

        During the Partnership’s six months ended June 30, 2014, the Partnership’s net asset value per Class A Redeemable Unit decreased 7.9% from $1,411.10 to $1,299.62, as compared to a decrease of 3.4% in the six months ended June 30, 2013. During the Partnership’s six months ended June 30, 2014, the Partnership’s net asset value per Class Z Redeemable Unit decreased 7.0% from $943.14 to $877.39, as compared to a decrease of 2.5% in the six months ended June 30, 2013. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the six months ended June 30, 2014 of $1,304,815. Losses were primarily attributable to the Funds’ trading of commodity futures in energy and grains, and were partially offset by gains in livestock, metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the six months ended June 30, 2013 of $79,269. Gains were primarily attributable to the Fund’s trading of commodity futures in livestock and metals, and were partially offset by losses in energy, grains and softs.

During the first six months of the year, the Partnership recorded a net loss in Net Asset Value per Unit as trading gains in soft commodities, grains, metals, and livestock futures were more than offset by trading losses in energy futures. The most significant losses were incurred within the energy markets during February from short positions in crude oil futures as prices rose after Energy Information Administration data indicated that crude stockpiles declined during the month. Losses in the energy sector were also incurred during June from short positions in Brent crude oil futures as prices rallied on speculation that an escalation of internal fighting in Iraq would disrupt oil exports from the Middle East. Additional losses were experienced during March from long positions in crude oil and its related products as prices dropped after reports indicated that U.S. crude oil supplies exceeded previous forecasts. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the soft commodities markets during May from long positions in cocoa futures as prices moved higher after surveys predicted that cocoa shortages would increase as West African growers struggle with underachieving farms. Additional gains within soft commodities sector were recorded during February from long futures positions in sugar as prices advanced amid concern that wet weather in South America would adversely affect harvest totals in the region. Within the grains markets, gains were experienced primarily during June from short positions in soybean futures as prices declined as favorable weather in the U.S. Midwest allowed farmers to accelerate June plantings to near record levels. Within the metals complex, gains were recorded during March from short positions in copper futures as prices declined amid concern that weak manufacturing data in China would limit demand for the industrial metal. Additional gains in the metals sector were achieved during February from long positions in gold futures as increased geo-political turmoil boosted demand. Additional gains were achieved within the livestock markets during June from long positions in lean hog futures as prices increased on speculation that U.S. hog herds would remain low. Gains were also recorded during April from long positions in live cattle futures as prices advanced in the second half of the month after government reports indicated that U.S. cattle herds shrank to their lowest levels in decades.

Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership and the Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership and the Funds expect to increase capital through operations.

During the reporting period, the Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined, or at the 4-week U.S. Treasury bill discount rate, as applicable. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by CGM and/or MS&Co. and shared with the General Partner. Interest income from investment in Funds for the three and six months ended June 30, 2014 decreased by $1,140 and $4,189, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor the commodity broker had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2014 decreased by $57,932 and $88,158, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $64,099 and $111,836, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower adjusted net assets per Class during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2014 decreased by $30,203 and $49,430, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower adjusted net assets per Class during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. There were no incentive fees earned for the three and six months ended June 30, 2014. Trading performance for the three and six months ended June 30, 2013 resulted in incentive fees of $52,192 and $86,061, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	June 30, 2014		March 31, 2014
Aventis	$6,390,921	34%	$7,125,476	33%
Krom River	$1,230,454	7%	$2,190,084	10%
JE Moody	$11,181,144	59%	$12,205,458	57%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Partnership’s total capitalization was $18,802,519.

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Energy	$855,863	4.55%
Grains	55,235	0.29%
Livestock	108,360	0.58%
Metals	51,494	0.28%
Softs	52,802	0.28%

Total	$1,123,754	5.98%

As of December 31, 2013, the Partnership’s total capitalization was $27,665,769.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$574,254	2.07%
Grains	406,954	1.47%
Livestock	261,835	0.95%
Metals	283,623	1.03%
Softs	96,152	0.35%

Total	$1,622,818	5.87%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2014, MB Master’s total capitalization was $258,489,552. The Partnership owned approximately 2.5% of MB Master. As of June 30, 2014, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

June 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$17,285,107	6.69%	$19,263,186	$2,022,815	$14,659,709
Grains	1,709,838	0.66%	12,658,692	1,531,613	6,410,525
Livestock	4,778	0.00%**	861,558	214	166,686
Softs	1,952,169	0.76%	3,591,096	1,474,228	2,081,579

Total	$20,951,892	8.11%

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

As of June 30, 2014, KR Master’s total capitalization was $19,971,549. The Partnership owned approximately 10.8% of KR Master. As of June 30, 2014, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

June 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended June 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$159,412	0.80%	$159,412	$93,868	$123,324
Grains	115,638	0.58%	255,683	31,050	120,381
Livestock	45,778	0.23%	68,918	12,781	41,946
Metals	476,792	2.39%	1,172,774	476,792	718,576
Softs	37,015	0.18%	369,616	26,015	72,234

Total	$834,635	4.18%

*    Average of month-end Values at Risk.

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

As of June 30, 2014, JEM Master’s total capitalization was $38,304,871. The Partnership owned approximately 29.3% of JEM Master. As of June 30, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

June 30, 2014

	Value at Risk	% of Total Capitalization	Three months ended June 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,387,437	3.62%	$3,052,946	$1,052,893	$1,327,568
Livestock	352,550	0.92%	754,718	24,750	302,864

Total	$1,739,987	4.54%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

  There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were subscriptions for 446.2240 Class A Redeemable Units totaling $592,804. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Shares (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	579.1580	1,327.75	N/A	N/A
May 1, 2014 – May 31, 2014	773.5130	1,308.56	N/A	N/A
June 1, 2014 – June 30, 2014	723.2340	1,299.62	N/A	N/A
	2,075.9050	1,310.80

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

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date:	August 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date:	August 13, 2014