Form 10-Q
period 2014-09-30
COMMODITY ADVISORS FUND L.P.
filed 2014-11-13
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes       No X

As of October 31, 2014, 13,575.8868 Class A Limited Partnership Redeemable Units were outstanding and 183.4169 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (cost $17,552,272 and $27,336,385)	$18,994,506	$29,461,787
Interest receivable	62	323
Cash	155,182	116,377

Total assets	$19,149,750	$29,578,487

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fee	$31,013	$48,238
Management fees	26,176	40,322
Administrative fees	15,820	24,562
Incentive fees	—	26,225
Other	165,069	104,222
Redemptions payable	413,739	1,669,149

Total liabilities	651,817	1,912,718

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at September 30, 2014 and December 31, 2013	—	—
General Partner, Class Z, 241.1440 and 353.4080 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	213,596	333,313
Limited Partners, Class A, 13,881.5788 and 19,230.1268 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	18,121,874	27,135,591
Limited Partners, Class Z, 183.4169 and 208.7339 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	162,463	196,865

Total partners’ capital	18,497,933	27,665,769

Total liabilities and partners’ capital	$19,149,750	$29,578,487

Class A, net asset value per Redeemable Unit	$1,305.46	$1,411.10

Class Z, net asset value per Redeemable Unit	$885.76	$943.14

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

September 30, 2014

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
MB Master Fund L.P.	$6,289,041	$6,853,871	37.05%
KR Master Fund L.P.	1,531,718	1,416,806	7.66
JEM Master Fund L.P.	9,731,513	10,723,829	57.97

Total investment in Funds, at fair value	$17,552,272	$18,994,506	102.68%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income from investment in Funds	$619	$1,466	$3,560	$8,596

Expenses:
Ongoing selling agent fees	94,454	153,180	326,394	473,278
Management fees	80,171	142,359	274,867	448,891
Administrative fees	48,372	77,907	166,877	245,842
Incentive fees	—	92,272	—	178,333
Other	58,249	46,816	227,530	411,327

Total expenses	281,246	512,534	995,668	1,757,671

Net investment income (loss)	(280,627)	(511,068)	(992,108)	(1,749,075)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on investment in Funds	(36,508)	(35,982)	(249,189)	221,279
Change in net unrealized gains (losses) on investment in Funds	408,966	532,774	(683,168)	354,782

Total trading results	372,458	496,792	(932,357)	576,061

Net income (loss)	$91,831	$(14,276)	$(1,924,465)	$(1,173,014)

Net income (loss) allocation by class:
Class A	$86,465	$(16,629)	$(1,892,869)	$(1,128,301)

Class Z	$5,366	$2,353	$(31,596)	$(44,713)

Net asset value per unit
Class A (13,881.5788 and 21,057.8898 Redeemable Units outstanding as of September 30, 2014 and 2013, respectively)	$1,305.46	$1,401.96	$1,305.46	$1,401.96

Class Z (424.5609 and 562.1419 Redeemable Units outstanding as of September 30, 2014 and 2013, respectively)	$885.76	$932.33	$885.76	$932.33

Net income (loss) per unit*
Class A	$5.84	$(0.74)	$(105.64)	$(50.65)

Class Z	$8.37	$4.18	$(57.38)	$(19.24)

Weighted average units outstanding
Class A	14,389.0598	21,645.6142	16,266.2956	22,143.9492

Class Z	516.2816	562.1419	546.8551	1,301.8086

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$27,135,591	19,230.1268	$530,178	562.1419	$27,665,769	19,792.2687
Subscriptions — Limited Partners	2,825,372	2,102.9390	—	—	2,825,372	2,102.9390
Net income (loss)	(1,892,869)	—	(31,596)	—	(1,924,465)	—
Redemptions — General Partner	—	—	(99,977)	(112.2640)	(99,977)	(112.2640)
Redemptions — Limited Partners	(9,946,220)	(7,451.4870)	(22,546)	(25.3170)	(9,968,766)	(7,476.8040)

Partners’ Capital, September 30, 2014	$18,121,874	13,881.5788	$376,059	424.5609	$18,497,933	14,306.1397

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions — Limited Partners	4,802,459	3,373.7050	—	—	4,802,459	3,373.7050
Net income (loss)	(1,128,301)	—	(44,713)	—	(1,173,014)	—
Redemptions — General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions — Limited Partners	(7,123,595)	(5,014.0440)	—	—	(7,123,595)	(5,014.0440)

Partners’ Capital, September 30, 2013	$29,522,333	21,057.8898	$524,103	562.1419	$30,046,436	21,620.0317

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

1.    General:

Commodity Advisors Fund L.P. (formerly known as “Energy Advisors Portfolio L.P.”) (the “Partnership”) is a limited partnership which was organized on January 30, 2006, under the limited partnership laws of the State of Delaware. The Partnership commenced trading on October 1, 2006. Between October 1, 2006 and May 1, 2011, the Partnership was operated pursuant to CFTC Rule 4.13(a)(4). Prior to May 1, 2011, the Partnership’s investment objective was to achieve capital appreciation through speculative trading, directly and indirectly, primarily in energy-related investments, including, without limitation, energy futures, energy forwards, options, swaps and other over-the-counter (“OTC”) instruments and securities of energy-related companies. Also, prior to May 1, 2011, the Partnership pursued its objective by allocating its capital among various energy focused portfolio managers, each of which had an individual trading strategy, primarily through investments in collective investment vehicles, including those operated by the General Partner (defined below) and, occasionally, through individually managed accounts.

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

From inception until March 31, 2011, the Partnership offered two classes of Redeemable Units: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” and “Class Z” Redeemable Units. Class Z Redeemable Units were first issued on October 1, 2011. As of September 30, 2014, there were no Class D Redeemable Units outstanding. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management) and its affiliates (and their family members).

During the nine months ended September 30, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

        As of September 30, 2014 , all trading decisions were made for the Partnership by its three trading advisors (each an “Advisor”, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”), Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A.G. (“Krom River Trading” and together with Krom River Management, “Krom River”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner allocated the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets) during the reporting period. Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

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

        The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013 and changes in partners’ capital for the nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) [1]	$18.46	$16.91	$15.51	$14.95	$(65.80)	$(30.57)	$4.56	$17.13
Interest Income	0.04	0.02	0.06	0.05	0.21	0.13	0.37	0.26
Expenses [2]	(12.66)	(8.56)	(16.31)	(10.82)	(40.05)	(26.94)	(55.58)	(36.63)

Increase (decrease) for the period	5.84	8.37	(0.74)	4.18	(105.64)	(57.38)	(50.65)	(19.24)
Net asset value per unit, beginning of period	1,299.62	877.39	1,402.70	928.15	1,411.10	943.14	1,452.61	951.57

Net asset value per unit, end of period	$1,305.46	$885.76	$1,401.96	$932.33	$1,305.46	$885.76	$1,401.96	$932.33

[1]

Includes Partnership ongoing selling agent fees (Class A only). Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 for Class A Redeemable Units were $25.02, $22.59, $(45.79), and $25.93, respectively.

[2]

Excludes Partnership ongoing selling agent fees (Class A only). Total expenses including ongoing selling agent fees for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 for Class A Redeemable Units were $(19.22), $(23.39), $(60.06), and $(76.95), respectively.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2014		Nine Months Ended June 30, 2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.0)%	(4.4)%	(5.8)%	(3.7)%	(6.2)%	(4.6)%	(7.2)%	(12.9)%
Incentive fees	—%	—%	0.3%	0.3%	—%	—%	0.6%	1.0%

Net investment income (loss) before incentive fees [4]	(6.0)%	(4.4)%	(5.5)%	(3.4)%	(6.2)%	(4.6)%	(6.6)%	(11.9)%

Operating expenses	6.0%	4.4%	5.5%	3.4%	6.2%	4.7%	6.6%	12.0%
Incentive fees	—%	—%	0.3%	0.3%	—%	—%	0.6%	1.0%

Total expenses	6.0%	4.4%	5.8%	3.7%	6.2%	4.7%	7.2%	13.0%

Total return:
Total return before incentive fees	0.4%	1.0%	0.3%	0.7%	(7.5)%	(6.1)%	(2.9)%	(1.0)%
Incentive fees	—%	—%	(0.4)%	(0.2)%	—%	—%	(0.6)%	(1.0)%

Total return after incentive fees	0.4%	1.0%	(0.1)%	0.5%	(7.5)%	(6.1)%	(3.5)%	(2.0)%

[3]	Annualized (except for incentive fees).
[4]	Interest income less total expenses.

The above capital ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds, which trade these instruments. The results of the Partnership’s trading activities from its investments in the Funds are shown in the Statements of Income and Expenses.

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

There were no direct investments at September 30, 2014.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in funds reflects its proportional interest in the funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014 and for the twelve months ended December 31, 2013.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$18,994,506	$—	$18,994,506	$—

Net fair value	$18,994,506	$—	$18,994,506	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Funds	$29,461,787	$—	$29,461,787	$—

Net fair value	$29,461,787	$—	$29,461,787	$—

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2014.

MB Master’s, KR Master’s and JEM Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References to the Funds in this report may also include, as relevant, reference to Cirrus Master.

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

At September 30, 2014, the Partnership owned approximately 2.7%, 8.1% and 28.4% of MB Master, KR Master and JEM Master, respectively. At December 31, 2013, the Partnership owned approximately 3.6%, 11.8% and 30.1% of MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital for the Funds is shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
MB Master	$275,248,751	$20,203,536	$255,045,215
KR Master	17,814,376	231,382	17,582,994
JEM Master	37,771,150	32,535	37,738,615

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
MB Master	$327,755,293	$15,924,656	$311,830,637
KR Master	44,043,845	1,456,785	42,587,060
JEM Master	44,509,274	32,554	44,476,720

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,197,414)	$13,292,384	$12,094,970
KR Master	(35,293)	339,818	304,525
JEM Master	(225,547)	331,225	105,678

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(3,836,155)	$13,489,270	$9,653,115
KR Master	(125,271)	1,438,550	1,313,279
JEM Master	(773,522)	(3,409,281)	(4,182,803)

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(84,022)	$(5,580,690)	$(5,664,712)
MB Master	(1,512,471)	6,850,473	5,338,002
KR Master	(71,980)	(404,809)	(476,789)
JEM Master	(266,418)	3,946,878	3,680,460

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(172,349)	$(2,058,250)	$(2,230,599)
MB Master	(3,348,815)	4,064,479	715,664
KR Master	(235,574)	(4,932,402)	(5,167,976)
JEM Master	(958,201)	4,775,028	3,816,827

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
MB Master	37.05%	$6,853,871	$344,759	$31,216	$640	$312,903	Commodity Portfolio	Monthly
KR Master	7.66%	1,416,806	29,407	1,192	2,297	25,918	Commodity Portfolio	Monthly
JEM Master	57.97%	10,723,829	99,191	56,306	9,248	33,637	Commodity Portfolio	Monthly

Total		$18,994,506	$473,357	$88,714	$12,185	$372,458

	September 30, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
MB Master	37.05%	6,853,871	$296,561	$108,972	$2,269	$185,320	Commodity Portfolio	Monthly
KR Master	7.66%	1,416,806	160,077	9,183	7,554	143,340	Commodity Portfolio	Monthly
JEM Master	57.97%	10,723,829	(1,028,217)	209,914	22,886	(1,261,017)	Commodity Portfolio	Monthly

Total		$18,994,506	$(571,579)	$328,069	$32,709	$(932,357)

	December 31, 2013		For the three months ended September 30, 2013
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
Cirrus Master	0.00%	$—	$(644,818)	$1,535	$8,226	$(654,579)	Energy Portfolio	Monthly
MB Master	39.89%	11,037,122	216,122	50,440	1,197	164,485	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(42,624)	5,737	2,033	(50,394)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	1,112,524	70,617	4,627	1,037,280	Commodity Portfolio	Monthly

Total		$29,461,787	$641,204	$128,329	$16,083	$496,792

	December 31, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Net Assets			Expenses			Investment Objective	Redemptions Permitted
Funds		Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)
Cirrus Master	0.00%	$—	$(105,640)	$9,559	$14,122	$(129,321)	Energy Portfolio	Monthly
MB Master	39.89%	11,037,122	163,941	136,144	3,811	23,986	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(364,290)	17,089	4,972	(386,351)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	1,336,278	254,933	13,598	1,067,747	Commodity Portfolio	Monthly

Total		$29,461,787	$1,030,289	$417,725	$36,503	$576,061

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2014

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

September 30, 2014

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

The Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) with no rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014 and for the twelve months ended December 31, 2013.

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

September 30, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and commodity options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 33.1% from $27,665,769 to $18,497,933. This decrease was attributable to redemptions of 7,451.4870 Class A Redeemable Units totaling $9,946,220, redemptions of 25.3170 Class Z Redeemable Units totaling $22,546 and redemptions of 112.2640 General Partner Class Z unit equivalents totaling $99,977, coupled with a net loss of $1,924,465. This was partially offset with subscriptions for 2,102.9390 Class A Redeemable Units totaling $2,825,372. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the third quarter of 2014, the Partnership’s net asset value per Class A Redeemable Unit increased 0.4% from $1,299.62 to $1,305.46, as compared to a decrease of 0.1% in the third quarter of 2013. During the third quarter of 2014, the Partnership’s net asset value per Class Z Redeemable Unit increased 1.0% from $877.39 to $885.76, as compared to an increase of 0.5% in the third quarter of 2013. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the third quarter of 2014 of $372,458. Gains were primarily attributable to the Funds’ trading of commodity futures in energy and grains, and were partially offset by losses in livestock, metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the third quarter of 2013 of $496,792. Gains were primarily attributable to the Funds’ trading of commodity futures in grains, livestock and softs, and were partially offset by losses in energy.

The most significant gains were achieved within the grains sector during July, August, and September from short positions in soybean futures as prices declined after government reports indicated mild summer weather in the U.S. would lead to bumper crops in the Midwest. Within the energy markets, gains were experienced during September from short positions in gasoline futures as prices declined after reports showed that gasoline stockpiles expanded during the summer months. Additional gains were recorded during July, August, and September from short positions in Brent crude oil futures as prices moved lower following a rebound in Middle East oil output. Within the soft commodities markets, gains were recorded during July from long positions in coffee futures as prices advanced as farmers in Brazil struggled to keep up with global demand amid supply disruptions due to a severe spring drought in the South American nation. Additional gains were achieved in the soft commodities sector during September from long positions in cocoa futures as prices climbed higher amid speculation supplies would not keep up with growing global demand. Within the metals sector, gains were recorded during July from long positions in copper futures as prices rose amid speculation of a rebound in demand from China’s manufacturing base. The Partnership’s gains for the quarter were partially offset by losses incurred within the livestock markets, primarily during September, from short positions in lean hog futures as prices advanced after reports from the U.S. Department of Agriculture indicated that U.S. pig herds have not fully recovered from a pig-killing virus that infected farms earlier in the year. Additional losses were experience from short positions in live cattle futures as prices moved higher as a prolonged drought in Texas forced ranchers to shrink cattle herds.

        During the Partnership’s nine months ended September 30, 2014, the Partnership’s net asset value per Class A Redeemable Unit decreased 7.5% from $1,411.10 to $1,305.46, as compared to a decrease of 3.5% in the nine months ended September 30, 2013. During the Partnership’s nine months ended September 30, 2014, the Partnership’s net asset value per Class Z Redeemable Unit decreased 6.1% from $943.14 to $885.76, as compared to a decrease of 2.0% in the nine months ended September 30, 2013. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the nine months ended September 30, 2014 of $932,357. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, and were partially offset by gains in grains, livestock, metals and softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the nine months ended September 30, 2013 of $576,061. Gains were primarily attributable to the Funds’ trading of commodity futures in livestock and metals, and were partially offset by losses in energy, grains and softs.

        The most significant losses were incurred within the energy markets during February from short positions in crude oil futures as prices rose after Energy Information Administration data indicated crude stockpiles declined during the month. Losses in the energy sector were also incurred during June from short positions in Brent crude oil futures as prices rallied on speculation that an escalation of internal fighting in Iraq would disrupt oil exports from the Middle East. Additional losses were experienced during March from long positions in crude oil and its related products as prices dropped after reports indicated U.S. crude oil supplies exceeded previous forecasts. The Partnership’s losses for the first nine months of the year were offset by gains achieved within the grains markets from short positions in soybean futures during June, July, August, and September as favorable weather in the Midwest increased speculation that U.S. crop totals would reach near record levels in 2014. Within the soft commodity markets, gains were recorded during May from long positions in cocoa futures as prices moved higher after surveys predicted cocoa shortages would increase as West African growers struggled with underachieving farms. Additional gains within soft commodities sector were recorded during February from long futures positions in sugar as prices advanced amid concern wet weather in South America would adversely affect harvest totals in the region. Within the metals complex, gains were recorded during March from short positions in copper futures as prices declined amid concern weak manufacturing data in China would limit demand for the industrial metal. Additional gains in the metals sector were achieved during February from long positions in gold futures as increased geo-political turmoil boosted demand and prices. Additional gains were achieved within the livestock markets during June from long positions in lean hog futures as prices increased on speculation U.S. hog herds would remain low. Gains were also recorded during April from long positions in live cattle futures as prices advanced in the second half of the month after government reports indicated U.S. cattle herds shrank to their lowest levels in decades.

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

During the reporting period, the Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined, or at the 4-week U.S. Treasury bill discount rate, as applicable. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by CGM and/or MS&Co. and shared with the General Partner. Interest income from investment in Funds for the three and nine months ended September 30, 2014 decreased by $847 and $5,036, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor the commodity broker had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2014 decreased by $58,726 and $146,884, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $62,188 and $174,024, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $29,535 and $78,965, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreement among the Partnership, the General Partner and each Advisor and are payable quarterly. There were no incentive fees earned for the three and nine months ended September 30, 2014. Trading performance for the three and nine months ended September 30, 2013 resulted in incentive fees of $92,272 and $178,333, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among “established” trading Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. In allocating the assets of the Partnership among “emerging” Advisors, the General Partner conducts proprietary research and considers the background of the Advisors’ principals as well as the Advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisors’ risk control techniques, (ii) the quality of the advisors’ research techniques and (iii) the advisors’ company infrastructure and plan for development. The General Partner may modify or terminate the allocation of assets among the trading Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the trading Advisors in the following approximate percentages:

Advisor	September 30, 2014		June 30, 2014
Aventis	$6,815,129	37%	$6,390,921	34%
Krom River	$1,424,146	8%	$1,230,454	7%
JE Moody	$10,258,658	55%	$11,181,144	59%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Partnership’s total capitalization was $18,497,933.

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Energy	$426,969	2.31%
Grains	203,303	1.10%
Livestock	74,443	0.40%
Metals	28,208	0.15%
Softs	57,508	0.31%

Total	$790,431	4.27%

As of December 31, 2013, the Partnership’s total capitalization was $27,665,769.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$574,254	2.07%
Grains	406,954	1.47%
Livestock	261,835	0.95%
Metals	283,623	1.03%
Softs	96,152	0.35%

Total	$1,622,818	5.87%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended September 30, 2014 and for the twelve months ended December 31, 2013. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2014, MB Master’s total capitalization was $255,045,215. The Partnership owned approximately 2.7% of MB Master. As of September 30, 2014, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

September 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,621,832	1.81%	$17,117,739	$1,842,597	$4,726,375
Grains	7,249,175	2.84%	9,735,813	227,189	4,472,650
Livestock	480,586	0.19%	735,997	4,690	195,466
Softs	1,400,763	0.55%	2,265,538	1,400,763	1,906,134

Total	$13,752,356	5.39%

*    Average of month-end Values at Risk.

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

As of September 30, 2014, KR Master’s total capitalization was $17,582,994. The Partnership owned approximately 8.1% of KR Master. As of September 30, 2014, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

September 30, 2014

	Value at Risk	% of Total Capitalization	Three Months Ended September 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$192,361	1.09%	$277,385	$37,981	$207,719
Grains	10,890	0.06%	284,808	10,890	29,368
Livestock	23,170	0.13%	23,426	2,943	17,133
Metals	237,173	1.35%	970,946	192,940	609,248
Softs	52,140	0.30%	150,784	7,920	31,056

Total	$515,734	2.93%

*    Average of month-end Values at Risk.

As of December 31, 2013, KR Master’s total capitalization was $42,587,060. The Partnership owned approximately 11.8% of KR Master. As of December 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2013

	Value at Risk	% of Total Capitalization	Twelve Months Ended December 31, 2013
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$278,432	0.65%	$1,380,251	$278,432	$690,943
Grains	288,241	0.68%	1,297,380	1,487	404,464
Livestock	75,063	0.18%	803,000	9,905	93,680
Metals	2,271,706	5.33%	5,810,837	456,425	2,867,697

Total	$2,913,442	6.84%

*    Annual average of month-end Value at Risk.

As of September 30, 2014, JEM Master’s total capitalization was $37,738,615. The Partnership owned approximately 28.4% of JEM Master. As of September 30, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2014

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2014
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,009,153	2.67%	$2,446,720	$667,464	$1,106,997
Grains	23,568	0.06%	427,570	6,380	137,326
Livestock	209,825	0.56%	726,165	26,950	302,225
Metals	31,680	0.08%	170,368	31,680	30,663
Softs	54,450	0.15%	122,650	4,290	23,998

Total	$1,328,676	3.52%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

  There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were subscriptions for 794.2490 Class A Redeemable Units totaling $1,035,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Class A Total Number of Shares (or Redeemable Units) Purchased*	(b) Class A Average Price Paid per Share (or Redeemable Unit)**	(a) Class Z Total Number of Shares (or Redeemable Units) Purchased*	(b) Class Z Average Price Paid per Share (or Redeemable Unit)**	(e) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announed Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	346.0720	$1,303.14	—	N/A	N/A	N/A
August 1, 2014 - August 31, 2014	337.8500	$1,314.71	25.317	$890.55	N/A	N/A
September 1, 2014 - September 30, 2014	316.9300	$1,305.46	—	N/A	N/A	N/A
	1,000.8520	$1,307.78	25.317	$890.55

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

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

Exhibit

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on August 14, 2013, and incorporated herein by reference)

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1(a)	Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to JE Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on October 7, 2013, and incorporated herein by reference)

(c)	Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.2(b) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.3(d) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.4(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Cirrus Capital Management LLC (filed as Exhibit 10.4(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.4(b) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.5	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.8(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.9	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.10 to the quarterly report on Form 10-Q filed on November 14, 2013, and incorporated herein by reference)

10.10	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective March 1, 2014 (filed as Exhibit 10.11 to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Certification of Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan Director

Date:	November 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date:	November 13, 2014