Form 10-K
period 2014-12-31
COMMODITY ADVISORS FUND L.P.
filed 2015-03-30
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $18,309,303 of Class A and $183,140 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, there were 13,185.4398 Limited Partnership Redeemable Units of Class A outstanding and 112.0109 Limited Partnership Redeemable Units of Class Z outstanding.

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

Between June 23, 2006 (commencement of the initial offering period) and October 1, 2006, 9,475 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The Partnership commenced its operations on October 1, 2006. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 34 under “Item 8. Financial Statements and Supplementary Data.”

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

During the year ended December 31, 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During prior periods covered in this report, Citigroup Global Markets (“CGM”) also served as a commodity broker.

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

Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2014, there were no Redeemable Units outstanding in Class D. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

As of December 31, 2014, all trading decisions were made for the Partnership by its two trading advisors (each an “Advisor” and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors (i.e., commodity trading advisors allocated more than 10% of the Partnerships’ assets). Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A. G. (“Krom River Trading,” and together with Krom River Management, “Krom River”) were terminated as an advisor as of December 31, 2014. Each Advisor is a registered commodity trading advisor or exempt from such registration. AAA Capital Management Advisors, Ltd. (“AAA”), SandRidge Capital L.P. (“SandRidge”), Sasco Energy Partners LLC (“Sasco”), Cirrus Capital Management LLC (“Cirrus”) and Flintlock Capital Asset Management LLC (“Flintlock”) were terminated as an advisor to the Partnership on April 30, 2011, April 30, 2011, April 30, 2011, August 31, 2013 and October 31, 2012, respectively. Information about advisors that are allocated less than 10% of the Partnership’s assets (“non-major trading advisors”) may not be disclosed to the limited partners. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. A description of the trading activities and focus of each Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References herein to an “Advisor” or the “Advisors” may also include, as relevant, AAA, SandRidge, Sasco, Cirrus and Flintlock. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds.

On October 1, 2006, the assets allocated to AAA for trading were invested in AAA Master Fund LLC (“AAA Master”), a limited liability company formed under the New York Limited Liability Company Law. The Partnership purchased 723.8213 units of AAA Master with cash equal to $3,315,000. AAA Master permitted accounts managed by AAA using the Energy Program — Futures and Swaps, a proprietary, discretionary trading system, to invest in one trading vehicle. The Partnership fully redeemed its investment in AAA Master on April 30, 2011, for cash equal to $3,469,560.

On October 1, 2006, the assets allocated to SandRidge for trading were invested in CMF SandRidge Master Fund L.P. (“SandRidge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 2,092.7350 units of SandRidge Master with cash equal to $2,370,000. SandRidge Master permitted commodity pools managed by SandRidge using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in SandRidge Master on April 30, 2011, for cash equal to $3,129,957.

On April 1, 2007, a portion of the Partnership’s assets were invested in Velite Energy L.P. (“Velite Energy”), a limited partnership organized under the partnership laws of the State of Texas. The Partnership invested $12,000,000 in Velite Energy. The Partnership fully redeemed its investment in Velite Energy on March 31, 2011, for cash equal to $9,922,742.

On April 1, 2009, the assets allocated to Sasco for trading were in invested in CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 6,000.0000 units of Sasco Master with cash equal to $6,000,000. Sasco Master permitted commodity pools managed by Sasco using the Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sasco Master on April 30, 2011, for cash equal to $7,730,465.

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

On May 1, 2011, the assets allocated to Flintlock for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in FL Master with cash equal to $4,171,892. FL Master permitted accounts managed by Flintlock using the Flintlock Commodity Opportunities Partners, LP at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FL Master on October 31, 2012, for cash equal to $2,046,008.

        On May 1, 2011, the assets allocated to Krom River for trading were invested in the KR Master Fund L.P. (“KR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master permitted commodity pools managed by Krom River using the Krom River Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in KR Master on December 31, 2014, for cash equal to $1,342,427.

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master Fund L.P. (“MB Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master permits commodity pools managed by Aventis using the Aventis Diversified Commodity Strategy (formerly the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master permits accounts managed now or in the future by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

MB Master’s, KR Master’s (prior to its full redemption on December 31, 2014) and JEM Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. or CGM, as applicable. References to the “Funds” included in this report may include any or all of AAA Master, SandRidge Master, Velite Energy, Sasco Master, FL Master and Cirrus Master, as applicable.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”), provided a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2014, the Partnership owned approximately 3.6% and 29.4% of MB Master and JEM Master, respectively. At December 31, 2013, the Partnership owned approximately 3.6%, 11.8% and 30.1% of MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds (other than KR Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as investing directly and redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions and losses, if any.

The third amended and restated limited partnership agreement of the Partnership (the “Limited Partnership Agreement”) provides that the Partnership will be liquidated upon the first to occur of the following: (i) the vote to dissolve the Partnership by limited partners owning more than 50% of all Classes of Redeemable Units then outstanding, notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership, withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act, unless the Partnership is continued as provided in the Limited Partnership Agreement or (iii) any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the aggregate Net Assets of the Partnership decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership. Prior to May 1, 2011, the Partnership paid the General Partner an administrative fee in return for its administrative services to the Partnership equal to 0.25% per year of Net Assets of the Partnership, payable monthly, based on month-end Net Assets. In addition, prior to May 1, 2011, the Partnership paid the General Partner a management fee in return for its services as trading manager equal to 1.0% per year of Net Assets of the Partnership, payable monthly based on month-end Net Assets. Further, prior to May 1, 2011, the Partnership paid the General Partner an incentive fee for its services as trading manager equal to 10% of the Partnership’s New Trading Profits earned each calendar year. Since May 1, 2011, the Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1.0% (1.0% per year) per class of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the administrative fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, incentive fee accrual, the administrative fee and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement” and together, the “Management Agreements”) with each of the Advisors, pursuant to which the Advisors manage the Partnership’s assets. Prior to May 1, 2011, the Partnership indirectly paid its pro rata portion of the operating expenses of the collective investment vehicles in which the Partnership invested. The Partnership also paid the management and incentive fees incurred in connection with individually managed accounts. Since May 1, 2011, the Partnership pays each Advisor a monthly management fee ranging from 1.0% to 2.0% per year of the adjusted month-end Net Assets of each Class of Redeemable Units allocated to each respective Advisor. Aventis receives a monthly management fee equal to 1.25% per year of month-end Net Assets allocated to Aventis. Prior to March 1, 2014, Aventis received a monthly management fee equal to 1.50% per year. For the period from October 1, 2013 to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1.0% per year of month-end Net Assets allocated to Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2.0% per year. JE Moody receives a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to JE Moody. Flintlock received a monthly management fee equal to 1.5% per year of month-end Net Assets allocated to Flintlock. Cirrus received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to Cirrus. AAA received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to AAA. SandRidge received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to SandRidge. Sasco received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to Sasco. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the general partner’s management fee, the ongoing selling agent fees and any allocable redemptions or distributions as of the end of such month.

In addition, the Partnership pays or paid each Advisor an incentive fee, payable quarterly, equal to 20% (17% in the case of Sasco) of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership. In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

Each Management Agreement may be terminated by either party.

Prior to May 1, 2011, the Partnership paid CGM a distribution fee of up to 0.75% per year of net assets of the units sold, payable monthly out of the General Partner’s management fee.

        Since May 1, 2011, the Partnership has paid Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership will not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units. For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end Net assets, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the administrative fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month. The Partnership and Morgan Stanley Wealth Management are parties to a Selling Agreement (“Selling Agent Agreement”) which reflects the terms described above.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2014 was $18,035,434.

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

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem units is limited, and no market exists for the Redeemable Units.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and OTC markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held indirectly by the Partnership through its investments in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits on the liquidated positions.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b) Holders. The number of holders of Redeemable Units as of February 28, 2015 was 334 for Class A Units and 3 for Class Z Units.

(c) Dividends. The Partnership did not declare a distribution in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2014, there were subscriptions of 2,791.0570 Class A Redeemable Units totaling $3,723,628. For the year ended December 31, 2013, there were subscriptions of 3,932.0890 Class A Redeemable Units totaling $5,592,487. For the year ended December 31, 2012, there were subscriptions of 9,407.1618 Class A Redeemable Units totaling $14,178,378 and 183.4279 Class Z Redeemable Units totaling $179,256.

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

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014— October 31, 2014	605.9690	$1,290.85	N/A	N/A	N/A	N/A
November 1, 2014— November 30, 2014	210.0230	$1,311.33	N/A	N/A	N/A	N/A
December 1, 2014— December 31, 2014	191.1650	$1,304.97	46.1000	$889.87	N/A	N/A
	1,007.1570	$1,297.80	46.1000	$889.87

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) on investments net of ongoing selling agent fees of $417,084, $621,911, $680,883, $550,250 and $0, respectively	$(1,099,630)	$508,901	$(269,095)	$406,473	$(1,085,688)
Interest income	$4,189	$11,844	$26,446	$5,930	$149

	$(1,095,441)	$520,745	$(242,649)	$412,403	$(1,085,539)

Net income (loss)	$(1,937,108)	$(966,521)	$(2,117,431)	$(1,210,155)	$(1,824,645)

Total assets	$18,520,965	$29,578,487	$41,693,984	$46,170,163	$48,593,649

Increase (decrease) in net asset value per unit
Class A	$(106.13)	$(41.51)	$(76.83)	$(43.06)	$(58.91)

Class Z	$(53.27)	$(8.43)	$(30.39)	$(18.04)	$—

Net asset value per unit
Class A	$1,304.97	$1,411.10	$1,452.61	$1,529.44	$1,572.50

Class Z	$889.87	$943.14	$951.57	$981.96	$—

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

The General Partner manages all business of the Partnership and the Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors and may allocate the Partnership’s assets to additional advisors. The Partnership has invested these assets in the Funds. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the “established” advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

For the year ended December 31, 2014, prior to the Partnership’s full redemption from KR Master on December 31, 2014, the programs traded by the major commodity trading advisors on behalf of the Partnership were: Krom River — Krom River, Commodity Program, Aventis — Aventis Diversified Commodity Strategy and JE Moody — JEM Commodity Relative Value Program. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. As of December 31, 2014, prior to the Partnership’s full redemption from KR Master, and as of September 30, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2014		September 30, 2014
Aventis	$8,222,306	46%	$6,815,129	37%
Krom River	$1,059,394	6%	$1,424,146	8%
JE Moody	$8,753,734	48%	$10,258,658	55%

Aventis Asset Management, LLC

Aventis will trade the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy (formerly known as the Barbarian Program, and before that, the Misfit Barbarian Program), a proprietary, discretionary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006.

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

Krom River Investment Management (Cayman) Limited and Krom River Trading A.G.

        Krom River traded its Commodity Program on behalf of the Partnership, a systematic trading system that relied on fundamental and technical factors. The Commodity Program traded in at least 20 different markets including base metals, precious metals, energy, agricultural and softs. The trade types included long volatility, directional and relative value. The trading instruments were exchange-listed futures and options, which were traded on both fundamental and technical basis. Krom River’s Commodity Program did not trade OTC instruments, nor did it take physical deliveries.

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

Market coverage for the JEM Commodity Relative Value Program portfolio includes crude oil and petroleum distillates, natural gas, industrial metals, precious metals, grains, livestock, foodstuffs, fibers and potentially other commodities. JE Moody utilizes primarily exchange-traded futures and futures options to implement its relative value trades, although trades may also be made using other instruments, such as commodity swaps or OTC derivatives contracts.

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

When few favorable relative value trading opportunities arise in the commodity markets, or as JE Moody may determine, JE Moody may choose to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities are available, JE Moody may increase or reduce the overall JEM Commodity Relative Value Program portfolio exposure.

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

For the period January 1, 2014 through December 31, 2014, the average allocation by commodity market sector for each of the Funds was as follows:

MB Master Fund L.P.

Energy	55.8%
Grains	32.4%
Livestock	4.8%
Metals	0.4%
Softs	6.6%

KR Master Fund L.P.

Energy	16.2%
Grains	11.0%
Livestock	2.1%
Metals	62.2%
Softs	8.5%

JEM Master Fund L.P

Energy	71.8%
Grains	6.0%
Livestock	15.5%
Metals	2.7%
Softs	4.0%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. The Funds’ only assets are their equity in their trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that an Advisor believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that an Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2⁄3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 6.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods as MS&Co. and/or CGM or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange-cleared swap, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 8,458.6440 Class A Redeemable Units were redeemed totaling $11,253,309, 71.4170 Class Z Redeemable Units were redeemed totaling $63,569 and 112.2640 Class Z General Partner unit equivalents were redeemed totaling $99,977. For the year ended December 31, 2013, 7,400.1910 Class A Redeemable Units were redeemed totaling $10,500,783 and 1,718.0000 Class Z General Partner unit equivalents were redeemed totaling $1,600,861. For the year ended December 31, 2012, 4,546.2170 Class A Redeemable Units were redeemed totaling $6,712,524, 22.5310 Class Z Redeemable Units were redeemed totaling $21,764 and 13,427.3899 Class Z General Partner unit equivalents were redeemed totaling $12,911,724.

For the year ended December 31, 2014, there were additional subscriptions of 2,791.0570 Class A Redeemable Units totaling $3,723,628. For the year ended December 31, 2013, there were additional subscriptions of 3,932.0890 Class A Redeemable Units totaling $5,592,487. For the year ended December 31, 2012, there were additional subscriptions of 9,407.1618 Class A Redeemable Units totaling $14,178,378 and subscriptions of 183.4279 Class Z Redeemable Units totaling $179,256.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per unit for Class A decreased 7.5% from $1,411.10 to $1,304.97. For the year ended December 31, 2014, the net asset value per unit for Class Z decreased 5.6% from $943.14 to $889.87. For the year ended December 31, 2013, the net asset value per unit for Class A decreased 2.9% from $1,452.61 to $1,411.10. For the year ended December 31, 2013, the net asset value per unit for Class Z decreased 0.9% from $951.57 to $943.14. For the year ended December 31, 2012, the net asset value per unit for Class A decreased 5.0% from $1,529.44 to $1,452.61. For the year ended December 31, 2012, the net asset value per unit for Class Z decreased 3.1% from $981.96 to $951.57.

The Partnership, through its investment in the Funds, experienced a net trading loss before fees and expenses of $682,546 for the year ended December 31, 2014. Losses were primarily attributable to the Funds’ trading of energy and softs, and were partially offset by gains in grains, livestock and metals. The net trading gain (or loss) realized from the Partnership’s investment in the Funds is disclosed on page 33 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the energy markets during February from short positions in crude oil futures as prices rose after Energy Information Administration data indicated crude stockpiles declined during the month. Losses in the energy sector were also incurred during June from short positions in Brent crude oil futures as prices rallied on speculation that an escalation of internal fighting in Iraq would disrupt oil exports from the Middle East. Additional losses were experienced during March from long positions in crude oil and its related products as prices dropped after reports indicated U.S. crude oil supplies exceeded previous forecasts. Within the soft commodity markets, losses were recorded during September from long positions in cotton futures as prices declined after reports showed cotton inventories in the U.S. advanced to 30-year highs. Additional losses during September were experienced from long positions in sugar futures as prices moved lower after bumper crops in Thailand and India expanded the global supply glut. During October, losses within the soft commodity markets were recorded from long positions in coffee futures as prices retreated as rains brought relief to drought-stricken areas in Brazil. The Partnership’s losses for the year were partially offset by gains achieved within the grains markets from short positions in soybean futures during June, July, August, and September as favorable weather in the Midwest increased speculation that U.S. crop totals would reach near record levels in 2014. Within the livestock markets, gains were achieved during June from long positions in lean hog futures as prices increased on speculation U.S. hog herds would remain low. Gains were also recorded during April from long positions in live cattle futures as prices advanced in the second half of the month after government reports indicated U.S. cattle herds shrank to their lowest levels in decades. During October, further gains were experienced from short positions in lean hog futures as prices moved lower as U.S. pig farms continued to recover from a virus that decimated hog herds earlier in the year. Within the metals complex, gains were recorded during March from short positions in copper futures as prices declined amid concern weak manufacturing data in China would limit demand for the industrial metal. Additional gains in the metals sector were achieved during February from long positions in gold futures as increased geo-political turmoil boosted demand and prices.

The Partnership, through its investment in the Funds, experienced a net trading gain before fees and expenses of $1,130,812 for the year ended December 31, 2013. Gains were primarily attributable to the Funds’ trading of energy, grains livestock, metals and softs.

The most significant trading gains were recorded within the energy sector during October from short positions in crude oil futures as prices declined after reports showed U.S. seasonal petroleum demand fell to a fifteen-year low. Additional gains during October were recorded from long positions in natural gas futures as prices trended higher early in the month due to colder than forecast weather in the U.S. Further gains in this sector were recorded during May and November from short positions in crude oil futures as prices declined. Within the grain markets, gains were achieved during July from short positions in corn and soybean futures as prices fell after rain in the U.S. Midwest improved growing conditions and boosted prospects for a record crop. Additional gains were recorded during June from short positions in corn and soybean futures as prices fell after warm weather and soil moisture boosted the outlook for U.S. yields. Further trading gains in grains were recorded from February through April and from September through December. Within the soft commodities, gains were recorded during October from short futures positions in cotton as prices declined as reports predicted near record crop totals being harvested in India. Additional gains achieved during October were from long positions in cocoa futures as prices advanced due to increased consumer demand and concern regarding West African crops. During May, gains in the soft commodities were recorded from short futures positions in cotton as prices declined on speculation that slowing growth in China will curb demand. In the livestock sector, trading gains were recorded during February from short futures positions in lean hogs as prices declined on weaker domestic demand for pork. Further gains were recorded by the Partnership from short positions in lean hog futures during July as prices declined amid reports of record herds in the U.S. In the metals complex, profits were recorded during January primarily from long futures positions in platinum as prices increased on reports of supply disruptions in South Africa, the world’s largest platinum producer. Further gains in metals resulted from short futures positions in gold as prices declined sharply during April.

During the reporting period and prior periods included in this report, the Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined, or at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or CGM and shared with the General Partner. Interest income from investment in the Funds for the three and twelve months ended December 31, 2014 decreased by $2,619 and $7,655, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. and/or CGM had control.

Ongoing selling agent fees are calculated as a percentage of the net asset value of each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2014 decreased by $57,943 and $204,827, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2014 decreased by $50,469 and $224,493, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower adjusted net assets per Class during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2014 decreased by $29,363 and $108,328, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower adjusted net assets per Class during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Incentive fees are based on the new trading profits generated by each Advisor as defined in each Advisor’s respective Management Agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2014, respectively. Trading performance for the three and twelve months ended December 31, 2013 resulted in incentive fees of $26,225 and $204,558, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses related to the offering. Professional fees for the years ended December 31, 2014 and 2013 were $195,331 and $274,661, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $84,431 and $113,321, respectively.

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

In selecting the “established” advisors for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement and custodial risks are often greater than in more established markets.

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

The Partnership/Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Funds did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Funds net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

Options. The Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013. As of December 31, 2014, the Partnership’s total capitalization was $18,035,434.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Energy	$471,657	2.62%
Grains	164,002	0.91%
Livestock	317,901	1.76%
Softs	89,946	0.50%

Total	$1,043,506	5.79%

As of December 31, 2013, the Partnership’s total capitalization was $27,665,769.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Energy	$574,254	2.07%
Grains	406,954	1.47%
Livestock	261,835	0.95%
Metals	283,623	1.03%
Softs	96,152	0.35%

Total	$1,622,818	5.87%

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2014 and 2013, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2014, MB Master’s total capitalization was $228,148,871. The Partnership owned approximately 3.6% of MB Master. As of December 31, 2014, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,621,316	2.02%	$19,263,186	$1,167,065	$7,264,460
Grains	4,007,623	1.76%	12,658,692	227,189	5,511,816
Livestock	2,120,485	0.93%	2,385,459	214	519,782
Softs	1,518,859	0.67%	3,591,096	1,297,496	2,081,253

Total	$12,268,283	5.38%

*	Annual average of month-end Values at Risk.

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

*    Annual average of month-end Values at Risk.

As of December 31, 2014, Krom River no longer trades the Partnership’s assets, as the Partnership has fully redeemed its investment in KR Master as of that date. As of December 31, 2013, KR Master’s total capitalization was $42,587,060. The Partnership owned approximately 11.8% of KR Master. As of December 31, 2013, KR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Krom River for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$278,432	0.65%	$1,380,251	$278,432	$690,943
Grains	288,241	0.68%	1,297,380	1,487	404,464
Livestock	75,063	0.18%	803,000	9,905	93,680
Metals	2,271,706	5.33%	5,810,837	456,425	2,867,697

Total	$2,913,442	6.84%

*    Annual average of month-end Values at Risk.

As of December 31, 2014, JEM Master’s total capitalization was $29,876,004. The Partnership owned approximately 29.4% of JEM Master. As of December 31, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Energy	$1,038,399	3.48%	$4,200,379	$638,660	$1,707,162
Grains	67,100	0.22%	631,126	6,008	120,137
Livestock	821,645	2.75%	1,089,315	24,750	336,630
Softs	119,955	0.40%	267,465	4,290	65,936

Total	$2,047,099	6.85%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

        The face value of the market sector instruments held by the Funds are typically many times the applicable maintenance margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Funds. The magnitude of the Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

Non-Trading Risk

The Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk that they represent) are immaterial.

Materiality as used in this section, “Quantitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Funds’ market-sensitive instruments.

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

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2014 by market sector:

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

The following was the only non-trading risk exposure of the Funds as of December 31, 2014.

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

Item 8. Financial Statements and Supplementary Data.

Commodity Advisors Fund L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Schedules of Investments at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Commodity Advisors Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Commodity Advisors Fund L.P.

Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

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

The management of Commodity Advisors Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Commodity Advisors Fund L.P.	Commodity Advisors Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Commodity Advisors Fund L.P.:

We have audited the accompanying statements of financial condition of Commodity Advisors Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Commodity Advisors Fund L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 25, 2015

Commodity Advisors Fund L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (cost $15,495,382 and $27,336,385 at December 31, 2014 and 2013, respectively)	$17,065,168	$29,461,787
Redemptions receivable from Funds	1,342,427	—
Interest Receivable (Note 4d)	110	323
Cash (Note 4d)	113,260	116,377

Total assets	$18,520,965	$29,578,487

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 4c)	$30,028	$48,238
Management fees (Note 4a and 4b)	24,374	40,322
Administrative fees (Note 4a)	15,330	24,562
Incentive fees (Note 4a and 4b)	—	26,225
Professional Fees	52,189	64,986
Other	73,122	39,236
Redemptions payable	290,488	1,669,149

Total liabilities	485,531	1,912,718

Partners’ Capital:
General Partner, Class A, 0.0000 unit equivalents outstanding at December 31, 2014 and 2013	—	—
General Partner, Class Z, 241.1440 and 353.4080 unit equivalents outstanding at December 31, 2014 and 2013, respectively	214,588	333,313
Limited Partners, Class A, 13,562.5398 and 19,230.1268 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	17,698,651	27,135,591
Limited Partners, Class Z, 137.3169 and 208.7339 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	122,195	196,865

Total partners’ capital	18,035,434	27,665,769

Total liabilities and partners’ capital	$18,520,965	$29,578,487

Class A, net asset value per Redeemable Unit	$1,304.97	$1,411.10

Class Z, net asset value per Redeemable Unit	$889.87	$943.14

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2014

Investment in Funds	Cost	Fair Value	% of Partners’ Capital
MB Master Fund L.P.	$7,944,768	$8,268,092	45.84%
JEM Master Fund L.P.	7,550,614	8,797,076	48.78

Total investment in Funds, at fair value	$15,495,382	$17,065,168	94.62%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income from investment in Funds (Note 4d)	$4,189	$11,844	$26,446

Expenses:
Ongoing selling agent fees (Note 4c)	417,084	621,911	680,883
Management fees (Note 4a and 4b)	348,740	573,233	797,203
Administrative fees (Note 4a)	213,165	321,493	439,898
Incentive fees (Note 4a and 4b)	—	204,558	157,652
Professional fees	195,331	274,661	339,786
Other	84,431	113,321	140,243

Total expenses	1,258,751	2,109,177	2,555,665

Net investment income (loss)	(1,254,562)	(2,097,333)	(2,529,219)

Trading Results:
Net realized gains (losses) on investment in Funds	(126,930)	200,775	(583,157)
Change in net unrealized gains (losses) on investment in Funds	(555,616)	930,037	994,945

Total trading results	(682,546)	1,130,812	411,788

Net income (loss)	$(1,937,108)	$(966,521)	$(2,117,431)

Net income (loss) allocation by class:
Class A	$(1,907,259)	$(927,883)	$(1,775,146)

Class Z	$(29,849)	$(38,638)	$(342,285)

Net income (loss) per Redeemable Unit (Note 8)*
Class A	$(106.13)	$(41.51)	$(76.83)

Class Z	$(53.27)	$(8.43)	$(30.39)

Weighted average units outstanding
Class A	15,668.4988	21,821.2806	22,831.6558

Class Z	516.2816	1,116.8919	10,259.7243

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and 2012

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital December 31, 2011	$27,281,062	17,837.2840	$15,266,194	15,546.6349	$42,547,256	33,383.9189
Subscriptions – Limited Partners	14,178,378	9,407.1618	179,256	183.4279	14,357,634	9,590.5897
Net Loss	(1,775,146)	—	(342,285)	—	(2,117,431)	—
Redemptions – General Partner	—	—	(12,911,724)	(13,427.3899)	(12,911,724)	(13,427.3899)
Redemptions – Limited Partners	(6,712,524)	(4,546.2170)	(21,764)	(22.5310)	(6,734,288)	(4,568.7480)

Partners’ Capital December 31, 2012	32,971,770	22,698.2288	2,169,677	2,280.1419	35,141,447	24,978.3707
Subscriptions – Limited Partners	5,592,487	3,932.0890	—	—	5,592,487	3,932.0890
Net Loss	(927,883)	—	(38,638)	—	(966,521)	—
Redemptions – General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions – Limited Partners	(10,500,783)	(7,400.1910)	—	—	(10,500,783)	(7,400.1910)

Partners’ Capital December 31, 2013	27,135,591	19,230.1268	530,178	562.1419	27,665,769	19,792.2687
Subscriptions – Limited Partners	3,723,628	2,791.0570	—	—	3,723,628	2,791.0570
Net Loss	(1,907,259)	—	(29,849)	—	(1,937,108)	—
Redemptions – General Partner	—	—	(99,977)	(112.2640)	(99,977)	(112.2640)
Redemptions – Limited Partners	(11,253,309)	(8,458.6440)	(63,569)	(71.4170)	(11,316,878)	(8,530.0610)

Partners’ Capital December 31, 2014	$17,698,651	13,562.5398	$336,783	378.4609	$18,035,434	13,941.0007

Net asset value per unit:
2012: Class A	$1,452.61

Class Z	$951.57

2013: Class A	$1,411.10

Class Z	$943.14

2014: Class A	$1,304.97

Class Z	$889.87

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

1.    Partnership Organization

Commodity Advisors Fund L.P. (formerly, Energy Advisors Portfolio L.P.) (the “Partnership”) is a Delaware limited partnership that operates as a private investment fund. The Partnership was formed on January 30, 2006. The Partnership commenced trading on October 1, 2006. Between October 1, 2006 and May 1, 2011, the Partnership was traded pursuant to a 4.13(a)(4) exemption. The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, indices, agricultural and energy products and precious and base metals. The Partnership may engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in Note 6, “Investment in Funds”), are volatile and involve a high degree of market risk. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings, and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. During the year ended December 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change. Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2014, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner (each, a “Limited Partner”) receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions and losses, if any.

The affairs of the Partnership will be wound up and the Partnership liquidated as soon as practicable upon the first to occur of the following: (i) the vote to dissolve the Partnership by Limited Partners owning more than 50% of all Classes of Redeemable Units then outstanding; notice of which

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2013

is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership, or the withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Delaware Revised Uniform Limited Partnership Act, unless the Partnership is continued as described in the limited partnership agreement (the “Limited Partnership Agreement”); or (iii) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

2.    Significant Accounting Policies

a.	Partnership and Fund Valuation. The Partnership’s investments in Funds (as defined below) are carried at fair value as determined by the Partnership’s pro rata interest in the net assets of each Fund. As a general matter, the fair value of the Partnership’s investment in a Fund represents the amount that the Partnership can reasonably expect to receive from a Fund if the Partnership’s investment was redeemed at the time of valuation, based on information available at the time. The Funds provide for redemptions as of the end of any day (the “Redemption Date”) provided a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The underlying investments of each Fund are accounted for at fair value as described in the respective Fund’s financial statements.

b.	Revenue Recognition. The change in the Partnership’s investment in a Fund is included in change in net unrealized gains (losses) on investments on the Statements of Income and Expenses. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment.

c.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.	Net income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

g.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

h.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed subsequent events through the date of issuance and determined that no events have occurred that require adjustments to or disclosure in the financial statements.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

As of December 31, 2014 and 2013, all of the Funds were classified as Level 2 investments.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$17,065,168	$—	$17,065,168	$—

Net fair value	$17,065,168	$—	$17,065,168	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$29,461,787	$—	$29,461,787	$—

Net fair value	$29,461,787	$—	$29,461,787	$—

4.    Agreements

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12th of 1.0% (1.0% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the administrative fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the administrative fee, the selling agent fees and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at any time at the discretion of the General Partner. The administrative fee for the years ended December 31, 2014, 2013 and 2012 was $213,165, $321,493 and $439,898, respectively, as disclosed on the Statements of Income and Expenses. Of this amount, $15,330 and $24,562 remained payable as of December 31, 2014 and 2013, respectively, as disclosed on the Statements of Financial Condition.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

b.	Management Agreements

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with Aventis Asset Management, LLC (“Aventis”), Krom River Investment Management (Cayman) Limited and Krom River Trading AG (collectively, “Krom River”), and JE Moody & Company LLC (“JE Moody”), (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor or exempt from such registration. The General Partner, on behalf of the Partnership, had also entered into Management Agreements with Flintlock Capital Asset Management LLC (“Flintlock”) and Cirrus Capital Management LLC (“Cirrus”). Each Management Agreement may be terminated upon notice by either party. Flintlock was terminated as a commodity trading advisor for the Partnership as of October 31, 2012, and Cirrus was terminated as a commodity trading advisor for the Partnership as of August 31, 2013. Krom River was terminated as a commodity trading advisor for the Partnership as of December 31, 2014. References to an “Advisor” or the “Advisors” may include any or all of Flintlock and Cirrus, as applicable.

Aventis receives a monthly management fee equal to 1.25% per year of month-end Net Assets allocated to Aventis. Prior to March 1, 2014, Aventis received a monthly management fee equal to 1.50% per year. For the period from October 1, 2013 to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1.0% per year of month-end Net Assets allocated to Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2.0% per year. JE Moody receives a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to JE Moody. Flintlock received a monthly management fee equal to 1.5% per year of month-end Net Assets allocated to Flintlock. Cirrus received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to Cirrus. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the administrative fee, the ongoing selling agent fees and any allocable redemptions or distributions as of the end of such month.

In addition, the Partnership pays or paid each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner considers each Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors and may allocate the assets to additional advisors at any time.

c.	Selling Agent Agreement

The Partnership has entered into a selling agent agreement (the “Selling Agent Agreement”) which provides that the Partnership pay Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A and (ii) 0.75% per year of the adjusted net assets of Class D. The Partnership will not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units. For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

Net assets prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the administrative fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month.

d.	Customer Agreement:

During and prior to the fourth quarter of 2013, the Funds (as defined below in Note 6) entered into a customer agreement (the “CGM Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the Funds’ respective accounts in accordance with orders placed by the Advisors. The Partnership paid CGM exchange, give-up, user, clearing, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “Original CGM clearing fees”) through its investment in the Funds.

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

CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

During the fourth quarter of 2013, the Partnership entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership has terminated the CGM Customer Agreement. Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees,” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

5.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other funds which trade these commodity interests. The results of the Partnership’s trading activities from its investments in the Funds are shown in the Statements of Income and Expenses.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

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

The MS&Co. Customer Agreement with the Partnership and the Funds gives the Partnership and the Funds, and the CGM Customer Agreement with the Funds gave the Funds, the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s respective percentage ownership of each Fund.

6.     Investment in Funds

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

On May 1, 2011, the assets allocated to Flintlock for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in FL Master with cash equal to $4,171,892. FL Master permitted accounts managed by Flintlock using the Flintlock Commodity Opportunities Partners, LP, at 200% leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in FL Master on October 31, 2012, for cash equal to $2,046,008.

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master permits commodity pools managed by Aventis using the Aventis Diversified Commodity Strategy (formerly the Barbarian Program), a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2011, the assets allocated to Krom River for trading were invested in KR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in KR Master with cash equal to $13,913,306. KR Master permitted commodity pools managed now or in the future by Krom River using the Krom River Commodity Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The Partnership fully redeemed its investment in KR Master on December 31, 2014, for cash equal to $1,342,427.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

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

The General Partner is not aware of any material changes to the trading programs discussed above during the year ended December 31, 2014.

KR Master’s (prior to its full redemption on December 31, 2014), MB Master’s, and JEM Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities are done primarily on U.S. and foreign commodity exchanges. During the year ended December 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. Reference to the “Funds” may include any or all of MB Master, KR Master, JEM Master, FL Master and Cirrus Master, as applicable.

A limited partner of the Funds may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any day provided a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees and commissions are charged at the Partnership level.

As of December 31, 2014, the Partnership owned approximately 3.6% and 29.4% of MB Master and JEM Master, respectively. At December 31, 2013, the Partnership owned approximately 3.6%, 11.8% and 30.1% of MB Master, KR Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds (other than KR Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2014
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
MB Master	$251,452,587	$23,303,716	$228,148,871
KR Master	12,415,386	12,415,386	—
JEM Master	29,918,670	42,666	29,876,004

	December 31, 2013
	Investments’ Total Assets	Investments’ Total Liabilities	Investments’ Total Capital
MB Master	$327,755,293	$15,924,656	$311,830,637
KR Master	44,043,845	1,456,785	42,587,060
JEM Master	44,509,274	32,554	44,476,720

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables:

	For the Year Ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(4,655,303)	$7,309,353	$2,654,050
KR Master	(159,030)	893,723	734,693
JEM Master	(1,002,655)	(1,233,774)	(2,236,429)

	For the Year Ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Cirrus Master	$(172,349)	$(2,058,250)	$(2,230,599)
MB Master	(5,087,972)	14,221,096	9,133,124
KR Master	(281,565)	(5,175,049)	(5,456,614)
JEM Master	(1,212,224)	5,953,699	4,741,475

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables:

	December 31, 2014			Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
MB Master	45.84%	$8,268,092	$87,782	$135,932	$2,982	$(51,132)	Commodity Portfolio	Monthly
KR Master	0.00%	—	107,393	10,204	10,447	86,742	Commodity Portfolio	Monthly
JEM Master	48.78%	8,797,076	(422,889)	261,838	33,429	(718,156)	Commodity Portfolio	Monthly

Total		$17,065,168	$(227,714)	$407,974	$46,858	$(682,546)

	December 31, 2013			Expenses
Investment	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Cirrus Master	0.00%	$—	$(105,640)	$9,559	$14,122	$(129,321)	Energy Portfolio	Monthly
MB Master	39.89%	11,037,122	523,665	198,653	5,350	319,662	Commodity Portfolio	Monthly
KR Master	18.19%	5,032,058	(392,935)	21,066	7,430	(421,431)	Commodity Portfolio	Monthly
JEM Master	48.41%	13,392,607	1,709,229	323,310	24,017	1,361,902	Commodity Portfolio	Monthly

Total		$29,461,787	$1,734,319	$552,588	$50,919	$1,130,812

7.     Subscriptions, Redemptions, and Distributions

Subscriptions are accepted monthly from investors that become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

8.     Financial Highlights

Changes in the net asset value per Redeemable Unit for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014		2013		2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses) *	$(54.17)	$(18.20)	$22.92	$34.08	$(13.93)	$10.40
Interest Income	0.25	0.16	0.53	0.36	0.91	0.58
Expenses **	(52.21)	(35.23)	(64.96)	(42.87)	(63.81)	(41.37)

Increase (decrease) for the period	(106.13)	(53.27)	(41.51)	(8.43)	(76.83)	(30.39)
Net asset value per Redeemable Unit, beginning of period	1,411.10	943.14	1,452.61	951.57	1,529.44	981.96

Net asset value per Redeemable Unit, end of period	$1,304.97	$889.87	$1,411.10	$943.14	$1,452.61	$951.57

*	Includes Partnership ongoing selling agent fees (Class A only). Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the years ended December 31, 2014, 2013, and 2012 were $(27.63), $51.42 and $15.91, respectively.
**	Excludes Partnership ongoing selling agent fees (Class A only). Total expenses including ongoing selling agent fees for the years ended December 31, 2014, 2013, and 2012 were $(78.75), $(93.46) and $(93.65), respectively.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

	2014		2013		2012
	Class A	Class Z	Class A	Class Z	Class A	Class Z

Ratios to Average Net Assets:
Net investment income (loss)	(6.1)%	(3.8)%	(6.8)%	(10.6)%	(6.5)%	(7.2)%
Incentive fees	—%	—%	0.7%	1.1%	0.4%	0.9%

Net investment income (loss) before incentive fees ***	(6.1)%	(3.8)%	(6.1)%	(9.5)%	(6.1)%	(6.3)%

Operating expenses	6.1%	3.8%	6.1%	9.6%	6.1%	6.3%
Incentive fees	—%	—%	0.7%	1.1%	0.4%	0.9%

Total expenses and incentive fees	6.1%	3.8%	6.8%	10.7%	6.5%	7.2%

Total return:
Total return before incentive fees	(7.5)%	(5.6)%	(2.1)%	0.2%	(4.7)%	(2.5)%
Incentive fees	—%	—%	(0.8)%	(1.1)%	(0.3)%	(0.6)%

Total return after incentive fees	(7.5)%	(5.6)%	(2.9)%	(0.9)%	(5.0)%	(3.1)%

***	Interest income less total expenses (exclusive of incentive fees).

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Class using the Limited Partners’ share of income, expenses and average net assets.

9.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

Commodity Advisors Fund L.P.

Notes to Financial Statements

December 31, 2014

Market risk is the potential for changes in the value of the financial instruments traded by the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or CGM or their affiliates were the sale counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s and the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures and exchange-cleared swap, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of ongoing selling agent fee and clearing fees including interest income	$159,750	$278,623	$(377,000)	$(1,156,814)
Net income (loss)	$(12,643)	$91,831	$(590,209)	$(1,426,087)
Increase (decrease) in Net Asset Value per Unit of Class A	$(0.49)	$5.84	$(37.46)	$(74.02)
Increase (decrease) in Net Asset Value per Unit of Class Z	$4.11	$8.37	$(20.77)	$(44.98)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent fee/brokerage commissions, as applicable and clearing fees including interest income	$409,366	$345,078	$7,738	$(241,437)
Net income (loss)	$206,493	$(14,276)	$(343,433)	$(815,305)
Increase (decrease) in Net Asset Value per Unit of Class A	$9.14	$(0.74)	$(14.96)	$(34.95)
Increase (decrease) in Net Asset Value per Unit of Class Z	$10.81	$4.18	$(5.18)	$(18.24)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director — Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director — Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President — Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager — Prime Brokerage and Securities Clearance Systems, and as Part-time Manager — IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant — Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration — Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

        Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” For the year ended December 31, 2014, the General Partner earned $213,165 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $417,084 in ongoing selling agent fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisors earned $348,740 in management fees. There were no incentive fees earned by the Advisors for the year ended December 31, 2014. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner unit equivalents	General Partner	241.1440	1.7%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$73,300
2013	$70,900

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

2014	$45,350
2013	$41,300

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Condensed Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the year ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2) Exhibits:

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(g)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on August 12, 2013 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on August 14, 2013, and incorporated herein by reference)

3.3	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.1(a)	Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed herewith)

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on October 7, 2013, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith)

10.5	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed herewith)

10.8	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.9(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.10	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 1, 2014 (filed as Exhibit 10.11 to the annual report on Form 10-K filed on March 28, 2014 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

99.1	Financial Statements of MB Master Fund L.P.

99.2	Financial Statements of KR Master Fund L.P.

99.3	Financial Statements of JEM Master Fund L.P.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commodity Advisors Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director
Ceres Managed Futures LLC
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.