Form 10-Q
period 2015-09-30
COMMODITY ADVISORS FUND L.P.
filed 2015-11-12
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes        No X

As of October 31, 2015, 10,701.5868 Class A Limited Partnership Redeemable Units were outstanding and 112.0109 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Investment in Funds (1), at fair value (cost $14,049,661 and $15,495,382 at September 30, 2015 and December 31, 2014, respectively)	$14,860,425	$17,065,168
Redemptions receivable from Funds	-	1,342,427
Interest receivable	17	110
Cash	78,742	113,260

Total assets	$14,939,184	$18,520,965

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$24,292	$30,028
Management fees	18,810	24,374
General Partner fees	12,362	15,330
Other	105,307	125,311
Redemptions payable to Limited Partners	363,679	290,488

Total liabilities	524,450	485,531

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at September 30, 2015 and December 31, 2014	-	-
General Partner, Class Z, 192.1480 and 241.1440 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	163,174	214,588
Limited Partners, Class A, 11,539.9738 and 13,562.5398 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	14,156,439	17,698,651
Limited Partners, Class Z, 112.0109 and 137.3169 Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	95,121	122,195

Total partners’ capital	14,414,734	18,035,434

Total liabilities and partners’ capital	$14,939,184	$18,520,965

Class A, net asset value per Redeemable Unit	$1,226.73	$1,304.97

Class Z, net asset value per Redeemable Unit	$849.21	$889.87

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

September 30, 2015

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in Funds
MB Master Fund L.P.	$9,360,718	$9,481,652	65.78%
JEM Master Fund L.P.	4,688,943	5,378,773	37.31

Total investment in Funds, at fair value	$14,049,661	$14,860,425	103.09%

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

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment Income:
Interest income from investment in Funds	$161	$619	$896	$3,560

Expenses:
Ongoing selling agent fees	76,111	94,454	252,186	326,394
Management fees	59,394	80,171	201,260	274,867
General Partner fees	38,715	48,372	128,257	166,877
Other	60,502	58,249	203,382	227,530

Total expenses	234,722	281,246	785,085	995,668

Net investment income (loss)	(234,561)	(280,627)	(784,189)	(992,108)

Trading Results:
Net realized gains (losses) on investment in Funds	195,773	(36,508)	611,876	(249,189)
Net change in unrealized gains (losses) on investment in Funds	(550,808)	408,966	(759,022)	(683,168)

Total trading results	(355,035)	372,458	(147,146)	(932,357)

Net income (loss)	$(589,596)	$91,831	$(931,335)	$(1,924,465)

Net income (loss) allocation by class:
Class A	$(580,525)	$86,465	$(921,639)	$(1,892,869)

Class Z	$(9,071)	$5,366	$(9,696)	$(31,596)

Net asset value per unit
Class A (11,539.9738 and 13,881.5788 Redeemable Units outstanding as of September 30, 2015 and 2014, respectively)	$1,226.73	$1,305.46	$1,226.73	$1,305.46

Class Z (304.1589 and 424.5609 Redeemable Units outstanding as of September 30, 2015 and 2014, respectively)	$849.21	$885.76	$849.21	$885.76

Net income (loss) per unit*
Class A	$(49.47)	$5.84	$(78.24)	$(105.64)

Class Z	$(29.82)	$8.37	$(40.66)	$(57.38)

Weighted average units outstanding
Class A	12,074.9341	14,389.0598	12,839.6150	16,266.2956

Class Z	304.1589	516.2816	321.1853	546.8551

* Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2014	$17,698,651	13,562.5398	$336,783	378.4609	$18,035,434	13,941.0007
Subscriptions - Limited Partners	540,997	406.4620	-	-	540,997	406.4620
Net income (loss)	(921,639)	-	(9,696)	-	(931,335)	-
Redemptions - General Partner	-	-	(44,768)	(48.9960)	(44,768)	(48.9960)
Redemptions - Limited Partners	(3,161,570)	(2,429.0280)	(24,024)	(25.3060)	(3,185,594)	(2,454.3340)

Partners’ Capital, September 30, 2015	$14,156,439	11,539.9738	$258,295	304.1589	$14,414,734	11,844.1327

	Class A		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$27,135,591	19,230.1268	$530,178	562.1419	$27,665,769	19,792.2687
Subscriptions - Limited Partners	2,825,372	2,102.9390	-	-	2,825,372	2,102.9390
Net income (loss)	(1,892,869)	-	(31,596)	-	(1,924,465)	-
Redemptions - General Partner	-	-	(99,977)	(112.2640)	(99,977)	(112.2640)
Redemptions - Limited Partners	(9,946,220)	(7,451.4870)	(22,546)	(25.3170)	(9,968,766)	(7,476.8040)

Partners’ Capital, September 30, 2014	$18,121,874	13,881.5788	$376,059	424.5609	$18,497,933	14,306.1397

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

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

From inception until March 31, 2011, the Partnership offered two classes of Redeemable Units: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. Beginning May 1, 2011, the Partnership began to offer two additional classes of Redeemable Units in addition to Class A Redeemable Units: “Class D” and “Class Z” Redeemable Units. Class Z Redeemable Units were first issued on October 1, 2011. As of September 30, 2015, there were no Class D Redeemable Units outstanding. Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer any Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

As of September 30, 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co. or the Company”), a registered futures commission merchant.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

As of September 30, 2015, all trading decisions were made for the Partnership by its two trading advisors (each an “Advisor”, and collectively the “Advisors”). JE Moody & Company LLC (“JE Moody”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors to the Partnership. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds (defined below).

MB Master Fund L.P. (“MB Master”) and JEM Master Fund L.P. (“JEM Master”) have entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in MB Master and JEM Master (collectively, the “Funds”), pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (the “clearing fees”).

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership does not pay an ongoing selling agent fee with respect to limited partners holding Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allotted among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015, the results of its operations for the three and nine months ended September 30, 2015 and 2014 and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights of the Partnership, ongoing selling agent fees, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of redemptions or distributions and losses, if any.

Due to the nature of commodities trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in Funds on the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the average cost method. The Partnership maintains sufficient cash balances on hand to satisfy ongoing operating expenses for the Partnership. As of September 30, 2015 and December 31, 2014, the Partnership’s cash balances were $78,742 and $113,260, respectively.

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

Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

September 30, 2015

(Unaudited)

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3.	Financial Highlights:

Financial highlights for each limited partner Class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$(30.28)	$(20.93)	$25.02	$16.91	$(17.99)	$(12.78)	$(45.79)	$(30.57)
Net investment loss	(19.19)	(8.89)	(19.18)	(8.54)	(60.25)	(27.88)	(59.85)	(26.81)

Increase (decrease) for the period	(49.47)	(29.82)	5.84	8.37	(78.24)	(40.66)	(105.64)	(57.38)
Net asset value per unit, beginning of period	1,276.20	879.03	1,299.62	877.39	1,304.97	889.87	1,411.10	943.14

Net asset value per unit, end of period	$1,226.73	$849.21	$1,305.46	$885.76	$1,226.73	$849.21	$1,305.46	$885.76

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratio to average net assets: [1]
Net investment loss [2]	(6.1)%	(4.0)%	(6.0)%	(4.4)%	(6.3)%	(4.2)%	(6.2)%	(4.6)%
Operating expenses	6.1%	4.0%	6.0%	4.4%	6.3%	4.2%	6.2%	4.7%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%

Total expenses	6.1%	4.0%	6.0%	4.4%	6.3%	4.2%	6.2%	4.7%

Total return:
Total return before incentive fees	(3.9)%	(3.4)%	0.4%	1.0%	(6.0)%	(4.6)%	(7.5)%	(6.1)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(3.9)%	(3.4)%	0.4%	1.0%	(6.0)%	(4.6)%	(7.5)%	(6.1)%

1 Annualized (except for incentive fees).

2 Interest income less total expenses

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets of the Partnership and exclude the income and expenses of the Funds.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments, through its investments in the Funds. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown on the Partnership’s Statements of Income and Expenses.

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

There were no direct investments at September 30, 2015 and December 31, 2014.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

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

As of and for the periods ended September 30, 2015 and December 31, 2014, the Funds’ investments were classified as either Level 1 or Level 2, and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2015.

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

At September 30, 2015, the Partnership owned approximately 5.0% and 36.1% of MB Master and JEM Master, respectively. At December 31, 2014, the Partnership owned approximately 3.6% and 29.4% of MB Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the total assets, liabilities and partners’ capital for the Funds is shown in the following tables.

	September 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$199,023,594	$9,193,093	$189,830,501
JEM Master	14,924,173	32,222	14,891,951

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$251,452,587	$23,303,716	$228,148,871
KR Master	12,415,386	12,415,386	-
JEM Master	29,918,670	42,666	29,876,004

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,076,767)	$(6,202,832)	$(7,279,599)
JEM Master	(205,158)	172,874	(32,284)

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(2,703,611)	$428,249	$(2,275,362)
JEM Master	(724,097)	1,191,983	467,886

Commodity Advisors Fund L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

September 30, 2015

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of, or disclosure, in the financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, commodity options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, and redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 20.1% from $18,035,434 to $14,414,734. This decrease was attributable to redemptions of 2,429.0280 Class A Redeemable Units totaling $3,161,570, redemptions of 25.3060 Class Z Redeemable Units totaling $24,024 and redemptions of 48.9960 General Partner Class Z Redeemable Units totaling $44,768, coupled with a net loss of $931,335. This was partially offset with subscriptions for 406.4620 Class A Redeemable Units totaling $540,997. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the third quarter of 2015, the Partnership’s net asset value per Class A Redeemable Unit decreased 3.9% from $1,276.20 to $1,226.73, as compared to an increase of 0.4% in the third quarter of 2014. During the third quarter of 2015, the Partnership’s net asset value per Class Z Redeemable Unit decreased 3.4% from $879.03 to $849.21, as compared to an increase of 1.0% in the third quarter of 2014. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the third quarter of 2015 of $355,035. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains, livestock and metals, and were partially offset by gains in softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the third quarter of 2014 of $372,458. Gains were primarily attributable to the Funds’ trading of commodity futures in energy and grains, and were partially offset by losses in livestock, metals and softs.

The most significant losses were incurred within the metals markets during July from long positions in nickel futures as prices declined as a slowdown in the Chinese economy threatened to ease demand for industrial metals. Additional losses within this sector were experienced during September from short positions in copper and nickel futures as prices rallied after industry reports showed Chinese imports of industrial metals during the first half of the year were higher than analysts’ previous estimates. Within the grains markets, losses were recorded during September from choppy price action in soybean futures throughout the month. Within the livestock sector, losses were recorded during September from long positions in live cattle futures as prices fell amid demand concerns as consumers purchased relatively ‘cheaper’ pork and poultry and cattle supplies grew. Losses within the energy markets were incurred during September from long positions in crude oil and its related products as prices moved lower on reports of climbing U.S. crude inventories and sluggish demand from China. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the soft commodity markets during September from long positions in sugar futures as prices advanced after adverse weather disrupted the harvest in Brazil. Additional gains were recorded during September from long positions in cocoa futures as strong El Nino weather patterns threatened West African cocoa crops.

During the Partnership’s nine months ended September 30, 2015, the Partnership’s net asset value per Class A Redeemable Unit decreased 6.0% from $1,304.97 to $1,226.73, as compared to a decrease of 7.5% in the nine months ended September 30, 2014. During the Partnership’s nine months ended September 30, 2015, the Partnership’s net asset value per Class Z Redeemable Unit decreased 4.6% from $889.87 to $849.21, as compared to a decrease of 6.1% in the nine months ended September 30, 2014. The

Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the nine months ended September 30, 2015 of $147,146. Losses were primarily attributable to the Fund’s trading of commodity futures in grains, livestock, metals and softs, and were partially offset by gains in energy. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the nine months ended September 30, 2014 of $932,357. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, and were partially offset by gains in grains, livestock, metals and softs.

The most significant losses were incurred in the metals markets during June, August, and September from long positions in nickel futures as prices moved lower on reports of high global inventories and weakening industrial demand in China. Within the livestock sector, losses were recorded during March from short positions in live cattle futures as prices moved higher after industry reports indicated U.S. cattle herds shrank during the first quarter. Additional losses were experienced from short positions in lean hog futures during April and long live cattle futures positions during September. Losses within the soft commodity markets were experienced during August from long positions in cocoa futures as prices fell amid good harvest conditions in the world’s top growing region, West Africa, and the release of recent data that signaled weakening global demand. Additional losses in the soft commodities were recorded during March from long positions in coffee and sugar futures as prices declined after rainy weather in Brazil’s agricultural region boosted prospects for the nation’s farms. Within the grains sector, losses were incurred during April from long positions in soybean and wheat futures as prices moved lower after the Department of Agriculture released a report which indicated U.S. grain stockpiles were at their highest levels in 28 years. Additional losses in this sector were experienced during September from choppy price action in soybean futures throughout the month. The Partnership’s trading losses during the first nine months of the year were partially offset by gains achieved within the energy markets during February from long positions in crude oil and its related products as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Additional gains during February were recorded from long positions in heating oil futures as prices spiked as severe cold weather in the U.S. boosted demand from homes and businesses. During July, gains within the energies were experienced from short positions in crude oil and its related products as prices dropped as investors weighed the prospect of easing restrictions on Iranian oil exports adding supply to an oversaturated world market.

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

The Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest on U.S. Treasury bills purchased will be retained by the Partnership and the Funds. Interest income from investment in Funds for the three and nine months ended September 30, 2015 decreased by $458 and $2,664, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is primarily due to lower average daily equity, as well as lower U.S. Treasury bill rates during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor the commodity broker had control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $18,343 and $74,208, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $20,777 and $73,607, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as a reduction in management fees paid to Aventis from an annual rate of 1.50% to an annual rate of 1.25% effective March 1, 2014.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 decreased by $9,657 and $38,620, respectively, as compared to the corresponding periods in 2014. The decrease in General Partner fees is due to lower adjusted net assets per Class during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreements among the Partnership, the General Partner and each Advisor and are payable quarterly. There were no incentive fees earned for the three and nine months ended September 30, 2015 and 2014, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of September 30, 2015 and June 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2015		June 30, 2015
Aventis	9,245,966	64%	9,836,187	61%
JE Moody	5,168,768	36%	6,365,834	39%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the Partnership’s total capitalization was $14,414,734.

September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization

Energy	$452,912	3.14%
Grains	150,109	1.04%
Livestock	64,872	0.45%
Softs	135,843	0.95%

Total	$803,736	5.58%

As of December 31, 2014, the Partnership’s total capitalization was $18,035,434.

December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization

Energy	$471,657	2.62%
Grains	164,002	0.91%
Livestock	317,901	1.76%
Softs	89,946	0.50%

Total	$1,043,506	5.79%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average value during the three months ended September 30, 2015 and for the twelve months ended December 31, 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of September 30, 2015, MB Master’s total capitalization was $189,830,501. The Partnership owned approximately 5.0% of MB Master. As of September 30, 2015, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

	September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$3,460,402	1.82%	$5,613,761	$1,540,012	$3,085,313
Grains	1,506,310	0.80%	6,163,862	101,193	2,877,836
Livestock	98,202	0.05%	582,551	93,579	234,556
Softs	2,315,781	1.22%	2,335,543	336,168	2,115,820

Total	$7,380,695	3.89%

*	Average of month-end Values at Risk.

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

As of September 30, 2015, JEM Master’s total capitalization was $14,891,951. The Partnership owned approximately 36.1% of JEM Master. As of September 30, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

	September 30, 2015
			Three Months Ended September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$775,324	5.21%	$3,330,448	$430,716	$637,336
Grains	207,185	1.39%	237,490	7,700	154,000
Livestock	166,100	1.12%	823,845	80,135	372,313
Softs	55,550	0.37%	122,375	21,780	68,365

Total	$1,204,159	8.09%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were subscriptions for 67.9130 Class A Redeemable Units totaling $85,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of limited partner Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Shares (or Redeemable Units) Purchased*	Class A (b) Average Price Paid per Share (or Redeemable Unit)**	(c) Total Number of Shares (or Redeemable Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Redeemable Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	583.6850	$1,287.55	N/A	N/A
August 1, 2015 - August 31, 2015	133.8180	$1,251.61	N/A	N/A
September 1, 2015 - September 30, 2015	296.4620	$1,226.73	N/A	N/A
	1,013.9650	$1,265.02

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

Item 5.   Other Information-None.

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

10.1 (a)

Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1(a) to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)

Letter from the General Partner to JE Moody & Company LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.1(b) to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

10.2 (a)

Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)

Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.1 to the current report on Form 8-K filed on October 7, 2013, and incorporated herein by reference)

(c)

Letter from the General Partner to Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.2(c) to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.3 (a)

Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)

Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)

Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the current report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)

Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.3(d) to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

10.4

Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5

Agency Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

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

10.8(a)

Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.6 to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)	U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference)

10.9

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective March 1, 2014 (filed as Exhibit 10.11 to the annual report on Form 10-K filed on March 28, 2014, and incorporated herein by reference)

10.10

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President & Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith)

32.1	Section 1350 Certification (Certification of President & Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

I0I.LAB	XBRL Taxonomy Extension Label Linkbase Document.

I0I.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

I0I.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date:	November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 12, 2015