Form 10-K
period 2015-12-31
COMMODITY ADVISORS FUND L.P.
filed 2016-03-28
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☑

Limited Partnership Redeemable Units with aggregate values of $15,934,655 of Class A and $98,461 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, there were 9,070.6698 Limited Partnership Redeemable Units of Class A outstanding and 10.1269 Limited Partnership Redeemable Units of Class Z outstanding.

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

The current objective of the Partnership is to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures and forward contracts in those markets. The Partnership may also engage in spot, swap and other derivative transactions with the approval of the General Partner. The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between June 23, 2006 (commencement of the initial offering period) and October 1, 2006, 9,475 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The Partnership commenced its operations on October 1, 2006. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 40 under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2015 and 2014, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During a prior period covered in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

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

Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2015, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner of the Partnership (each, a “Limited Partner”) receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

All trading decisions are made for the Partnership by its two trading advisors (each an “Advisor” and collectively, the “Advisors”). JE Moody & Company LLC (“JE Moody”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) have been selected by the General Partner as the major commodity trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets) to the Partnership. Each Advisor is a registered commodity trading advisor or exempt from such registration. Cirrus Capital Management LLC (“Cirrus”) and Krom River Investment Management (Cayman) Limited (“Krom River Management”) and Krom River Trading A. G. (“Krom River Trading,” and together with Krom River Management, “Krom River”) were terminated as advisors to the Partnership on August 31, 2013 and December 31, 2014, respectively. Information about advisors that are allocated less than 10% of the Partnership’s assets (“non-major trading advisors”) may not be disclosed to the limited partners. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. A description of the trading activities and focus of each Advisor is included on page 18 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. References herein to an “Advisor” or the “Advisors” may also include, as relevant, Cirrus and Krom River. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

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

MB Master’s and JEM Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period covered in this report, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM. References to the “Funds” included in this report may include any or all of Cirrus Master and KR Master, as applicable.

MB Master and JEM Master have entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in MB Master and JEM Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (the “clearing fees”).

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership does not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered and/or exempted financial advisors who have sold Class A or Class D Redeemable Units.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator are allocated among the pools operated by the General Partner, including the Partnership.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector distribution for the Partnership was as follows:

As of December 31, 2015, the Partnership owned approximately 5.4% and 39.0% of MB Master and JEM Master, respectively. At December 31, 2014, the Partnership owned approximately 3.6% and 29.4% of MB Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of the investment in the Funds are approximately the same as investing directly and redemption rights are not affected.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions and losses, if any.

The affairs of the Partnership will be wound up and the Partnership liquidated as soon as practicable upon the first to occur of the following: (i) the vote to dissolve the Partnership by Limited Partners owning more than 50% of all Classes of Redeemable Units then outstanding (excluding Redeemable Units owned by the General Partner, an affiliate of the General Partner or any of their employees), notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of interest in the Partnership or the withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Delaware Revised Uniform Limited Partnership Act, unless the Partnership is continued as described in the limited partnership agreement (the “Limited Partnership Agreement”); or (iii) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership (the “General Partner fee”) (formerly, the administrative fee) equal to 1/12th of 1.0% (1.0% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner fee, the ongoing selling agent fees and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at any time at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement” and together, the “Management Agreements”) with each of the Advisors, pursuant to which the Advisors manage the Partnership’s assets.

Aventis receives a monthly management fee equal to 1.25% per year of month-end Net Assets allocated to Aventis. Prior to March 1, 2014, Aventis received a monthly management fee equal to 1.50% per year. JE Moody receives a monthly management fee equal to 1.5% per year of month-end Net Assets allocated to JE Moody. Prior to January 1, 2016, JE Moody received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to JE Moody. For the period from October 1, 2013 to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1.0% per year of month-end Net Assets allocated to Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2.0% per year. Cirrus received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to Cirrus, prior to its termination on August 31, 2013. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee, the ongoing selling agent fees and any allocable redemptions or distributions as of the end of such month.

During and prior to the fourth quarter of 2013, the Partnership and the Funds entered into a customer agreement (the “CGM Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the Funds’ respective accounts in accordance with orders placed by the Advisors. The Partnership paid CGM exchange, give-up, user, clearing, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “Original CGM clearing fees”) through its investment in the Funds.

Additionally, during and prior to the third quarter of 2013, the Partnership also paid a service fee to CGM through its investment in the Funds (together with the Original CGM clearing fees, the “CGM clearing fees”). CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s accounts at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations.

CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

During the fourth quarter of 2013, the Partnership and the Funds entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership and the Funds have terminated the CGM Customer Agreement. Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2015 was $11,926,129.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent, management and General Partner fees. Substantial incentive fees may be paid to one or more of the advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and the Partnership’s/ Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s/Funds’ commodity broker and their respective principals and affiliates may trade in commodity interests for their own accounts;

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A and Class D Redeemable Units; and

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual fund affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units might not provide the desired diversification of an investor’s overall portfolio.

One of the objectives of the Partnership is to add an element of diversification to a traditional stock and bond portfolio, but any benefit of portfolio diversification is dependent upon the Partnership, through its investments in the Funds, achieving positive returns and such returns being independent of stock and bond market returns.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or a swap execution facility, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding margin capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trading, and limit trading by speculators (such as the Partnership) in futures and OTC markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. commodity exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most commodity exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held indirectly by the Partnership through its investments in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits on the liquidated positions.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Redeemable Units as of February 29, 2016 was 236 for Class A Redeemable Units and 2 for Class Z Redeemable Units.

(c) Dividends. The Partnership did not declare a distribution in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e) Performance Graph. Not Applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2015, there were subscriptions of 426.8410 Class A Redeemable Units totaling $565,997. For the year ended December 31, 2014, there were subscriptions of 2,791.0570 Class A Redeemable Units totaling $3,723,628. For the year ended December 31, 2013, there were subscriptions of 3,932.0890 Class A Redeemable Units totaling $5,592,487.

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

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015— October 31, 2015	858.7660	$1,210.76	N/A	N/A
November 1, 2015— November 30, 2015	191.6510	$1,211.24	N/A	N/A
December 1, 2015— December 31, 2015	816.3720	$1,204.03	N/A	N/A
	1,866.7890	$1,207.87

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$(211,675)	$(682,546)	$1,130,812	$411,788	$956,723
Total investment income	1,919	4,189	11,844	26,446	5,930
Total expenses	(980,353)	(1,258,751)	(2,109,177)	(2,555,665)	(2,172,808)

Net income (loss)	$(1,190,109)	$(1,937,108)	$(966,521)	$(2,117,431)	$(1,210,155)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(100.94)	$(106.13)	$(41.51)	$(76.83)	$(43.06)

Class Z	$(52.18)	$(53.27)	$(8.43)	$(30.39)	$(18.04)

Net asset value per Redeemable Unit:
Class A	$1,204.03	$1,304.97	$1,411.10	$1,452.61	$1,529.44

Class Z	$837.69	$889.87	$943.14	$951.57	$981.96

Total assets	$13,060,898	$18,520,965	$29,578,487	$41,693,984	$46,170,163

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

The General Partner manages all business of the Partnership and the Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors and may allocate the Partnership’s assets to additional advisors. The Partnership has invested these assets in the Funds. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the “established” advisors for the Partnership, the General Partner considered, among other things, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the Management Agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner will prepare, or will assist the Administrator in preparing the books and records and will provide or will assist the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership/Funds.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker are fair, reasonable, and competitive.

For the year ended December 31, 2015, the programs traded by the major commodity trading advisors on behalf of the Partnership were: Aventis — Aventis Diversified Commodity Strategy and JE Moody — JEM Commodity Relative Value Program. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time. As of December 31, 2015, and as of September 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2015		September 30, 2015
Aventis	7,602,612	64%	9,245,966	64%
JE Moody	4,323,517	36%	5,168,768	36%

Aventis Asset Management, LLC

Aventis will trade the Partnership’s assets in accordance with its Aventis Diversified Commodity Strategy (formerly known as the Barbarian Program, and before that, the Misfit Barbarian Program), a proprietary and discretionary trading program developed and refined by Aventis, which is the synthesis of disparate fundamental views and technical indicators overlaid with strict risk management policies on a position, sector and portfolio basis. Aventis has traded its Aventis Diversified Commodity Strategy for client accounts since September 2006.

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

Please note that the percentage of assets allocated to the three discretionary sub-programs (spreads, directional and short-term trading) will be made pursuant to Aventis’s sole discretion and not in order to maintain any constant percentage allocation among the different sub-programs. As a result, the amount of assets allocated to each sub-program – both on a dollar amount and percentage basis – will vary greatly over the life of the Partnership. Trading decisions may require the exercise of judgment by Aventis. Therefore, successful trading may depend on Aventis’ trading ability, knowledge and judgment. Aventis will exercise its judgment and discretion in interpreting the data generated by the Aventis Diversified Commodity Strategy, including selecting the markets which will be followed and actively traded. In addition, Aventis will determine the method by which orders are placed, the types of orders that are to be placed, the overall leverage for the portfolio, and, when applicable, the time at which orders are placed with, and executed by, a broker.

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

To hedge offsetting long and short positions, JE Moody may use techniques such as static hedging, dynamic hedging and option overlays. Moreover, hedging may seek to achieve market or sector neutrality via various benchmarks, such as by being “contract neutral,” “dollar neutral” or “delta neutral.” No hedging strategy is perfect, but each has its costs, risks, advantages and limitations. Even with well-hedged positions, there is usually some residual exposure to directional market movements. JE Moody seeks to balance the advantages of the hedging strategy used in a particular relative value trade versus the costs and risks of implementing the trade. The General Partner and JE Moody have agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to three times the amount of assets allocated.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership. Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8 Financial Statements and Supplementary Data.”

For the period January 1, 2015 through December 31, 2015, the average allocation by commodity market sector for each of the Funds was as follows:

MB Master Fund L.P.

Energy	34.7%
Grains	33.6%
Livestock	4.3%
Metals	15.8%
Softs	11.6%

JEM Master Fund L.P.

Energy	63.2%
Grains	7.9%
Livestock	22.9%
Metals	1.7%
Softs	4.3%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Funds and cash. The Funds’ assets consist only of (a) expense reimbursement (MB Master only) and (b) equity in trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, U.S. Treasury bills and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

To minimize the risk relating to low margin deposits, the Funds follow certain trading policies, including:

(i)	The Funds invest their assets only in commodity interests that the respective Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the respective Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity interest if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Funds’ net assets allocated to that Advisor.

(iii)	The Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Funds do not utilize borrowings other than short-term borrowings if the Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Funds. The terms “spread” and “straddle” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 7.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership, indirectly through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, U.S. Treasury bills, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events.

The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the counterparty was an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the business, these instruments may not be held to maturity.

The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Partnership’s liquidity increasing or decreasing in any material way.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent fees, management fees and General Partner fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of their Redeemable Units at the net asset value per Redeemable Unit as of the end of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2015, 4,295.8170 Class A Redeemable Units were redeemed totaling $5,416,401, 25.3060 Class Z Redeemable Units were redeemed totaling $24,024 and 48.9960 Class Z General Partner Redeemable Units were redeemed totaling $44,768. For the year ended December 31, 2014, 8,458.6440 Class A Redeemable Units were redeemed totaling $11,253,309, 71.4170 Class Z Redeemable Units were redeemed totaling $63,569 and 112.2640 Class Z General Partner Redeemable Units were redeemed totaling $99,977. For the year ended December 31, 2013, 7,400.1910 Class A Redeemable Units were redeemed totaling $10,500,783 and 1,718.0000 Class Z General Partner Redeemable Units were redeemed totaling $1,600,861.

For the year ended December 31, 2015, there were additional subscriptions of 426.8410 Class A Redeemable Units totaling $565,997. For the year ended December 31, 2014, there were additional subscriptions of 2,791.0570 Class A Redeemable Units totaling $3,723,628. For the year ended December 31, 2013, there were additional subscriptions of 3,932.0890 Class A Redeemable Units totaling $5,592,487.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 7.7% from $1,304.97 to $1,204.03. For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class Z decreased 5.9% from $889.87 to $837.69. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class A decreased 7.5% from $1,411.10 to $1,304.97. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class Z decreased 5.6% from $943.14 to $889.87. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class A decreased 2.9% from $1,452.61 to $1,411.10. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class Z decreased 0.9% from $951.57 to $943.14.

The Partnership, through its investment in the Funds, experienced a net trading loss before fees and expenses of $211,675 for the year ended December 31, 2015. Losses were primarily attributable to the Funds’ trading of grains, livestock, metals and softs, and were partially offset by gains in energy. The net trading gain (or loss) from the Partnership’s investment in the Funds is disclosed on page 39 under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred in the metals markets during June, August, and September from long positions in nickel futures as prices moved lower on reports of high global inventories and weakening industrial demand in China. Within the livestock sector, losses were recorded during March from short positions in live cattle futures as prices moved higher after industry reports indicated U.S. cattle herds shrank during the first quarter. Additional losses were experienced from short positions in lean hog futures during April and long live cattle futures positions during September. Within the grains sector, losses were incurred during April from long positions in soybean and wheat futures as prices moved lower after the Department of Agriculture released a report which indicated U.S. grain stockpiles were at their highest levels in 28 years. During October, losses were experienced from long positions in soybean and corn futures as prices weakened following the release of U.S. government forecasts which predicted that global grain inventories will reach record levels in 2016. Additional losses in this sector were experienced during September from choppy price action in soybean futures. The Partnership’s trading losses during the year were offset by gains achieved within the energy markets during February from long positions in crude oil and its related products as prices rallied as cold weather blanketed much of the U.S. and OPEC released a bullish monthly oil-market report. Additional gains during February were recorded from long positions in heating oil futures as prices spiked as severe cold weather in the U.S. boosted demand from homes and businesses. During July, gains within the energies were experienced from short positions in crude oil and its related products as prices dropped as investors weighed the prospect of easing restrictions on Iranian oil exports adding supply to an oversaturated world market. Within the soft commodity markets, gains were recorded during September from long positions in sugar futures as prices advanced after adverse weather disrupted the harvest in Brazil. Gains in this sector were also experienced during October from long positions in cocoa futures as extreme dry weather in West Africa threatened the region’s cocoa crops and pushed prices higher.

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

The Partnership is paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s account in excess of the amounts described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Funds. Interest income for the three months ended December 31, 2015 increased by $394, as compared to the corresponding period in 2014. The increase in interest income was due to higher U.S. Treasury bill rates during the three months ended December 31, 2015, as compared to the corresponding period in 2014. Interest income for the twelve months ended December 31, 2015 decreased by $2,270, as compared to the corresponding period in 2014. The decrease in interest income was due to lower average daily equity during the twelve months ended December 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. have control.

Ongoing selling agent fees are calculated as a percentage of the net asset value of each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2015 decreased by $24,419 and $98,627, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower average net assets per Class during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2015 decreased by $23,008 and $96,615, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets per Class during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. General Partner fees for the three and twelve months ended December 31, 2015 decreased by $12,513 and $51,133, respectively, as compared to the corresponding periods in 2014. The decrease in General Partner fees is due to lower average net assets per Class during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Incentive fees are based on the new trading profits generated by each Advisor as defined in each Advisor’s respective Management Agreement. There were no incentive fees earned for the three and twelve months ended December 31, 2015 and 2014.

The Partnership pays professional fees and other expenses, which generally include legal and accounting expenses related to the offering, filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $247,739 and $279,762, respectively.

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

In selecting the “established” advisors for the Partnership, the General Partner considered, among other things, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the advisor’s risk control techniques, (ii) the quality of the advisor’s research techniques and (iii) the advisor’s company infrastructure and plan for development. Such information may be limited due to their “emerging” nature. The General Partner may modify or terminate the allocation of assets to an Advisor at any time and may allocate assets to additional advisors at any time.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participates. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s/Funds’ business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by the General Partner and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

Funds’ Investments. All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments, held by the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, firstout method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Funds’ Statements of Income and Expenses.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked-to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Funds’ Statements of Income and Expenses. The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in total trading results in the Funds’ Statements of Income and Expenses.

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

Market movements result in frequent changes in the fair market value of the Funds’ open positions and, consequently, in their earnings and cash balances. A Fund’s market risks are influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Fund’s open positions and the liquidity of the markets in which it trades.

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Funds’ past performance is not necessarily indicative of their future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that a Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempt to manage its market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014. As of December 31, 2015, the Partnership’s total capitalization was $11,926,129.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Energy	$52,278	0.44%
Grains	83,463	0.70
Livestock	123,335	1.03
Softs	39,378	0.33

Total	$298,454	2.50%

As of December 31, 2014, the Partnership’s total capitalization was $18,035,434.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Energy	$471,657	2.62%
Grains	164,002	0.91
Livestock	317,901	1.76
Softs	89,946	0.50

Total	$1,043,506	5.79%

The following tables indicate the trading Value at Risk associated with the Partnership’s investment in the Funds by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2015, MB Master’s total capitalization was $159,372,646. The Partnership owned approximately 5.4% of MB Master. As of December 31, 2015, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$604,203	0.38%	$6,373,658	$85,608	$3,088,794
Grains	719,382	0.45	6,945,244	101,193	2,873,016
Livestock	142,560	0.09	2,777,359	10,005	361,832
Softs	371,327	0.23	2,986,688	336,168	1,723,568

Total	$1,837,472	1.15%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, MB Master’s total capitalization was $228,148,871. The Partnership owned approximately 3.6% of MB Master. As of December 31, 2014, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,621,316	2.02%	$19,263,186	$1,167,065	$7,264,460
Grains	4,007,623	1.76	12,658,692	227,189	5,511,816
Livestock	2,120,485	0.93	2,385,459	214	519,782
Softs	1,518,859	0.67	3,591,096	1,297,496	2,081,253

Total	$12,268,283	5.38%

*    Annual average of month-end Values at Risk.

As of December 31, 2015, JEM Master’s total capitalization was $11,125,506. The Partnership owned approximately 39.0% of JEM Master. As of December 31, 2015, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$50,386	0.45%	$3,600,762	$30,861	$638,968
Grains	114,400	1.03	312,510	7,700	117,038
Livestock	296,505	2.66	884,015	20,790	395,455
Softs	49,555	0.45	200,695	3,300	87,216

Total	$510,846	4.59%

*    Annual average of month-end Values at Risk.

As of December 31, 2014, JEM Master’s total capitalization was $29,876,004. The Partnership owned approximately 29.4% of JEM Master. As of December 31, 2014, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,038,399	3.48%	$4,200,379	$638,660	$1,707,162
Grains	67,100	0.22	631,126	6,008	120,137
Livestock	821,645	2.75	1,089,315	24,750	336,630
Softs	119,955	0.40	267,465	4,290	65,936

Total	$2,047,099	6.85%

*    Annual average of month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

        The face value of the market sector instruments held by the Funds are typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Funds. The magnitude of the Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Funds — give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Funds’ market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Funds. There can be no assurance that the Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership/Funds as of December 31, 2015 by market sector:

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

The following was the only non-trading risk exposure of the Funds as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Schedules of Investments at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Commodity Advisors Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Commodity Advisors Fund L.P.	Commodity Advisors Fund L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Commodity Advisors Fund L.P.:

We have audited the accompanying statements of financial condition of Commodity Advisors Fund L.P. (the “Partnership”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Commodity Advisors Fund L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
March 24, 2016

Commodity Advisors Fund L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Investment in Funds, at fair value (cost $12,436,110 and $15,495,382 at December 31, 2015 and 2014, respectively) (Note 6)	$12,973,939	$17,065,168
Redemptions receivable from Funds	—	1,342,427
Interest Receivable (Note 3c)	657	110
Cash (Note 3c)	86,302	113,260

Total assets	$13,060,898	$18,520,965

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3c)	$21,170	$30,028
Management fees (Note 3b)	16,210	24,374
General Partner fees (Note 3a)	10,798	15,330
Professional fees	103,655	125,311
Redemptions payable to Limited Partners (Note 7)	982,936	290,488

Total liabilities	1,134,769	485,531

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at December 31, 2015 and 2014	—	—
General Partner, Class Z, 192.1480 and 241.1440 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	160,960	214,588
Limited Partners, Class A, 9,693.5638 and 13,562.5398 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	11,671,339	17,698,651
Limited Partners, Class Z, 112.0109 and 137.3169 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	93,830	122,195

Total partners’ capital	11,926,129	18,035,434

Total liabilities and partners’ capital	$13,060,898	$18,520,965

Class A, net asset value per Redeemable Unit	$1,204.03	$1,304.97

Class Z, net asset value per Redeemable Unit	$837.69	$889.87

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2015

Investment in Funds	Cost	Fair value	% of Partners’ Capital
MB Master Fund L.P.	$8,833,760	$8,632,747	72.39%
JEM Master Fund L.P.	3,602,350	4,341,192	36.40

Total investment in Funds	$12,436,110	$12,973,939	108.79%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2014

Investment in Funds	Cost	Fair value	% of Partners’ Capital
MB Master Fund L.P.	$7,944,768	$8,268,092	45.84%
JEM Master Fund L.P.	7,550,614	8,797,076	48.78

Total investment in Funds	$15,495,382	$17,065,168	94.62%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income (Note 3c)	$1,919	$4,189	$11,844

Expenses:
Ongoing selling agent fees (Note 3c)	318,457	417,084	621,911
Management fees (Note 3b)	252,125	348,740	573,233
General Partner fees (Note 3a)	162,032	213,165	321,493
Incentive fees (Note 3b)	—	—	204,558
Professional fees	247,739	279,762	387,982

Total expenses	980,353	1,258,751	2,109,177

Net investment income (loss)	(978,434)	(1,254,562)	(2,097,333)

Trading Results:
Net gains (losses) on investment in Funds:
Net realized gains (losses) on investment in Funds	820,282	(126,930)	200,775
Net change in unrealized gains (losses) on investment in Funds	(1,031,957)	(555,616)	930,037

Total trading results	(211,675)	(682,546)	1,130,812

Net income (loss)	$(1,190,109)	$(1,937,108)	$(966,521)

Net income (loss) allocation by class:
Class A	$(1,176,908)	$(1,907,259)	$(927,883)

Class Z	$(13,201)	$(29,849)	$(38,638)

Net income (loss) per Redeemable Unit (Note 8)*
Class A	$(100.94)	$(106.13)	$(41.51)

Class Z	$(52.18)	$(53.27)	$(8.43)

Weighted average Redeemable Units outstanding
Class A	12,360.7009	15,668.4988	21,821.2806

Class Z	316.9287	516.2816	1,116.8919

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2012	$32,971,770	22,698.2288	$2,169,677	2,280.1419	$35,141,447	24,978.3707
Subscriptions – Limited Partners	5,592,487	3,932.0890	—	—	5,592,487	3,932.0890
Net income (loss)	(927,883)	—	(38,638)	—	(966,521)	—
Redemptions – General Partner	—	—	(1,600,861)	(1,718.0000)	(1,600,861)	(1,718.0000)
Redemptions – Limited Partners	(10,500,783)	(7,400.1910)	—	—	(10,500,783)	(7,400.1910)

Partners’ Capital, December 31, 2013	27,135,591	19,230.1268	530,178	562.1419	27,665,769	19,792.2687
Subscriptions – Limited Partners	3,723,628	2,791.0570	—	—	3,723,628	2,791.0570
Net income (loss)	(1,907,259)	—	(29,849)	—	(1,937,108)	—
Redemptions – General Partner	—	—	(99,977)	(112.2640)	(99,977)	(112.2640)
Redemptions – Limited Partners	(11,253,309)	(8,458.6440)	(63,569)	(71.4170)	(11,316,878)	(8,530.0610)

Partners’ Capital, December 31, 2014	17,698,651	13,562.5398	336,783	378.4609	18,035,434	13,941.0007
Subscriptions – Limited Partners	565,997	426.8410	—	—	565,997	426.8410
Net income (loss)	(1,176,908)	—	(13,201)	—	(1,190,109)	—
Redemptions – General Partner	—	—	(44,768)	(48.9960)	(44,768)	(48.9960)
Redemptions – Limited Partners	(5,416,401)	(4,295.8170)	(24,024)	(25.3060)	(5,440,425)	(4,321.1230)

Partners’ Capital, December 31, 2015	$11,671,339	9,693.5638	$254,790	304.1589	$11,926,129	9,997.7227

Net asset value per Redeemable Unit:
2013: Class A	$1,411.10

Class Z	$943.14

2014: Class A	$1,304.97

Class Z	$889.87

2015: Class A	$1,204.03

Class Z	$837.69

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

1.    Partnership Organization

Commodity Advisors Fund L.P. (formerly known as Energy Advisors Portfolio L.P.) (the “Partnership”) is a limited partnership which was organized on January 30, 2006, under the limited partnership laws of the State of Delaware. The Partnership commenced trading on October 1, 2006. The Partnership privately and continuously offers redeemable units of limited partnership interest (“Redeemable Units”) to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. The Partnership aims to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, options on futures and forward contracts in those markets. The Partnership may also engage in spot, swap and other derivative transactions with the approval of the General Partner (defined below). The commodity interests that are traded by the Partnership, through its investment in the Funds (as defined in Note 6, “Investment in Funds”), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the years ended December 31, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

All trading decisions are made for the Partnership by its trading advisors (each an “Advisor”, and collectively, the “Advisors”). As of December 31, 2015, JE Moody & Company LLC (“JE Moody”) and Aventis Asset Management, LLC (formerly known as Misfit Financial Group, LLC) (“Aventis”) served as the major commodity trading advisors to the Partnership. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds. References herein to the “Advisors” may also include, as relevant, reference to Cirrus Capital Management LLC (“Cirrus”) and Krom River Investment Management (Cayman) Limited and Krom River Trading A.G. (collectively, “Krom River”).

Commodity Advisors Fund L.P.

Notes to Financial Statements

On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change. Class Z Redeemable Units were first issued on October 1, 2011. As of December 31, 2015 and 2014, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner of the Partnership (each, a “Limited Partner”) receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions and losses, if any.

The affairs of the Partnership will be wound up and the Partnership liquidated as soon as practicable upon the first to occur of the following: (i) the vote to dissolve the Partnership by Limited Partners owning more than 50% of all Classes of Redeemable Units then outstanding (excluding Redeemable Units owned by the General Partner, an affiliate of the General Partner or any of their employees); notice of which is sent by registered mail to the General Partner not less than ninety (90) days prior to the effective date of such dissolution; (ii) assignment by the General Partner of all of its interest in the Partnership or the withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Delaware Revised Uniform Limited Partnership Act, unless the Partnership is continued as described in the limited partnership agreement (the “Limited Partnership Agreement”); or (iii) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

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

2.    Basis of Presentation and Summary of Significant Accounting Policies

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Commodity Advisors Fund L.P.

Notes to Financial Statements

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in Funds in the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the average cost method.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership carries its investments in MB Master based on the Partnership’s (1) net contribution to MB Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of MB Master. The Partnership carries its investment in JEM Master based on JEM Master’s net asset value per unit as calculated by JEM Master.

Funds’ Investments. All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments, held by the Funds are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are reported in the Funds’ Statements of Income and Expenses.

d.	Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net income (loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights”.

g.	Fair value of Financial Instruments. The carrying value of the assets and liabilities presented in each Fund’s respective Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Commodity Advisors Fund L.P.

Notes to Financial Statements

h.	Recent Accounting Pronouncements. In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount in the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. As a result of this adoption, the investments that are measured at fair value based on the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in all periods presented in these financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

i.	Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. In the financial highlights for Class A Redeemable Units, ongoing selling agent fees which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. This information was previously included as footnotes to the financial highlights table. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than as described in Note 10 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership (the “General Partner fee”) (formerly, the administrative fee) equal to 1/12th of 1.0% (1.0% per year) of month-end Net Assets per Class, for each outstanding Class. Month-end Net Assets per Class, for the purpose of calculating the General Partner fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fees, the General Partner fee, the ongoing selling agent fees and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at any time at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors.

Aventis receives a monthly management fee equal to 1.25% per year of month-end Net Assets allocated to Aventis. Prior to March 1, 2014, Aventis received a monthly management fee equal to 1.50% per year. During the reporting period, JE Moody received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to JE Moody. For the period from October 1, 2013 to its termination on December 31, 2014, Krom River received a monthly management fee equal to 1.0% per year of month-end Net Assets allocated to Krom River. Prior to October 1, 2013, Krom River received a monthly management fee equal to 2.0% per year. Cirrus received a monthly management fee equal to 2.0% per year of month-end Net Assets allocated to Cirrus, prior to its termination on August 31, 2013. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee, the ongoing selling agent fees and any allocable redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. The Advisors’ incentive fees will be allocated proportionally to each Class based on the net asset value of the Class. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate the assets to additional advisors at any time.

Commodity Advisors Fund L.P.

Notes to Financial Statements

c.	Customer Agreements/Selling Agent Agreement:

During and prior to the fourth quarter of 2013, the Partnership and the Funds entered into a customer agreement (the “CGM Customer Agreement”) with CGM whereby CGM provided services which included, among other things, the execution of transactions for the Funds’ respective accounts in accordance with orders placed by the Advisors. The Partnership paid CGM exchange, give-up, user, clearing, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “Original CGM clearing fees”) through its investment in the Funds.

Additionally, during and prior to the third quarter of 2013, the Partnership also paid a service fee to CGM through its investment in the Funds (together with the Original CGM clearing fees, the “CGM clearing fees”). CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s accounts at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations.

CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

During the fourth quarter of 2013, the Partnership and the Funds entered into a customer agreement with MS&Co. (the “MS&Co. Customer Agreement”). The Partnership and the Funds have terminated the CGM Customer Agreement. Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

The Partnership has entered into a selling agent agreement (the “Selling Agent Agreement”), which provides that the Partnership pay Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A and (ii) 0.75% per year of the adjusted net assets of Class D. The Partnership will not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units.

For purposes of calculating the ongoing selling agent fee, adjusted net assets are Month-end Net Assets prior to the reduction of the current month’s incentive fee accrual, the monthly management fee, the General Partner fee, the ongoing selling agent fee and any allocable redemptions or distributions as of the end of such month.

Commodity Advisors Fund L.P.

Notes to Financial Statements

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership’s investments are in other Funds which trade these commodity interests. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Partnership’s Statements of Income and Expenses.

During the third quarter of 2013, KR Master Fund L.P. (“KR Master”) and MB Master Fund L.P (“MB Master”) entered into a futures brokerage account agreement with MS&Co. KR Master and MB Master commenced futures trading through an account at MS&Co. on or about August 5, 2013 and August 19, 2013, respectively. During the 4th quarter of 2013, JEM Master Fund L.P. (“JEM Master”) entered into a futures account agreement with MS&Co. and commenced trading through an account at MS&Co. on or about October 10, 2013.

The MS&Co. Customer Agreements with the Partnership and the Funds give, and the CGM Customer Agreement with the Partnership and the Funds gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and open forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2015 and 2014, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Commodity Advisors Fund L.P.

Notes to Financial Statements

Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.     Investment in Funds:

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

The General Partner is not aware of any material changes to the trading programs discussed above during the years ended December 31, 2015, 2014 and 2013.

MB Master’s and JEM Master’s (collectively, the “Funds”) trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. Reference herein to the “Funds” may also include KR Master and Cirrus Master, as applicable.

All clearing fees are borne by the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date.

Commodity Advisors Fund L.P.

Notes to Financial Statements

Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

At December 31, 2015, the Partnership owned approximately 5.4% and 39.0% of MB Master and JEM Master, respectively. At December 31, 2014, the Partnership owned approximately 3.6%, and 29.4% of MB Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to the investors as a result of the investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$160,197,353	$824,707	$159,372,646
JEM Master	11,192,959	67,453	11,125,506

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$251,452,587	$23,303,716	$228,148,871
KR Master	12,415,386	12,415,386	—
JEM Master	29,918,670	42,666	29,876,004

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(3,544,946)	$(5,123,213)	$(8,668,159)
JEM Master	(865,124)	1,989,416	1,124,292

	For the year ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(4,655,303)	$7,309,353	$2,654,050
KR Master	(159,030)	893,723	734,693
JEM Master	(1,002,655)	(1,233,774)	(2,236,429)

Commodity Advisors Fund L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investment in, and the operations of, the Funds is shown in the following tables:

	December 31, 2015		For the year ended December 31, 2015
				Expenses
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective
MB Master	72.39%	$8,632,747	$(317,132)	$169,215	$3,699	$(490,046)	Commodity Portfolio
JEM Master	36.40%	4,341,192	584,125	275,814	29,940	278,371	Commodity Portfolio

Total		$12,973,939	$266,993	$445,029	$33,639	$(211,675)

	December 31, 2014		For the year ended December 31, 2014
				Expenses
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Clearing Fees	Other	Net Income (Loss)	Investment Objective
MB Master	45.84%	$8,268,092	$87,782	$135,932	$2,982	$(51,132)	Commodity Portfolio
KR Master	—	—	107,393	10,204	10,447	86,742	Commodity Portfolio
JEM Master	48.78%	8,797,076	(422,889)	261,838	33,429	(718,156)	Commodity Portfolio

Total		$17,065,168	$(227,714)	$407,974	$46,858	$(682,546)

7.     Subscriptions, Redemptions, and Distributions

Subscriptions are accepted monthly from investors who become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value per Redeemable Unit as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

8.     Financial Highlights

Financial highlights for the Limited Partner classes as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015		2014		2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$(23.15)	$(16.36)	$(27.63)	$(18.20)	$51.42	$34.08
Net investment loss	(77.79)	(35.82)	(78.50)	(35.07)	(92.93)	(42.51)

Increase (decrease) for the year	(100.94)	(52.18)	(106.13)	(53.27)	(41.51)	(8.43)
Net asset value per unit, beginning of year	1,304.97	889.87	1,411.10	943.14	1,452.61	951.57

Net asset value per unit, end of year	$1,204.03	$837.69	$1,304.97	$889.87	$1,411.10	$943.14

Commodity Advisors Fund L.P.

Notes to Financial Statements

	2015		2014		2013
	Class A	Class Z	Class A	Class Z	Class A	Class Z

Ratios to average net assets:
Net investment loss*	(6.2)%	(4.1)%	(6.1)%	(3.8)%	(6.8)%	(10.6)%

Operating expenses	6.2	4.1	6.1	3.8	6.1	9.6
Incentive fees	—%	—%	—%	—%	0.7%	1.1%

Total expenses	6.2%	4.1%	6.1%	3.8%	6.8%	10.7%

Total return:
Total return before incentive fees	(7.7)%	(5.9)%	(7.5)%	(5.6)%	(2.1)%	0.2%
Incentive fees	—%	—%	—%	—%	(0.8)%	(1.1)%

Total return after incentive fees	(7.7)%	(5.9)%	(7.5)%	(5.6)%	(2.9)%	(0.9)%

*	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average net assets and exclude the income and expenses of the Funds.

9.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investments in the Funds, is a party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, U.S. Treasury bills, swaps and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”) OTC. Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. Since May 1, 2011, none of the Funds’ contracts have traded OTC, although contracts may be traded OTC in the future.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and its value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Funds’ Statements of Income and Expenses.

Options. The Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Funds write an option, the premium received is recorded as a liability in the Funds’ Statements of Financial Condition and marked to market daily. When the Funds purchase an option, the premium paid is recorded as an asset in the Funds’ Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on options contracts are included in the Funds’ Statements of Income and Expenses.

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investment held. Such fluctuations are included in total trading results in the Funds’ Statement of Income and Expenses.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events.

The Partnership/Funds had credit risk and concentration risk during the reporting period as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the counterparty was an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

The General Partner monitors and attempts to control the risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/ Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the business, these instruments may not be held to maturity.

10.    Subsequent events:

Effective January 1, 2016, the monthly management fee paid to JE Moody was reduced to 1/12th of 1.5% (1.5% per year).

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(64,529)	$(355,035)	$(674,057)	$881,946
Total investment income	1,023	161	325	410
Total expenses	(195,268)	(234,722)	(267,629)	(282,734)

Net income (loss)	$(258,774)	$(589,596)	$(941,361)	$599,622

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(22.70)	$(49.47)	$(71.53)	$42.76

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(11.52)	$(29.82)	$(44.63)	$33.79

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$249,811	$372,458	$(276,226)	$(1,028,589)
Total investment income	629	619	857	2,084
Total expenses	(263,083)	(281,246)	(314,840)	(399,582)

Net income (loss)	$(12,643)	$91,831	$(590,209)	$(1,426,087)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(0.49)	$5.84	$(37.46)	$(74.02)

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$4.11	$8.37	$(20.77)	$(44.98)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director — Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director — Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President — Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager — IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant — Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration — Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner a General Partner fee, as described under “Item 1. Business.” For the year ended December 31, 2015, the General Partner earned $162,032 in General Partner fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $318,457 in ongoing selling agent fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisors earned $252,125 in management fees. There were no incentive fees earned by the Advisors for the year ended December 31, 2015. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of one person who beneficially owns more than 5% of a Class of Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Redeemable Units	MSB FBO Mr. Paul C Saunders and Mrs. Patricia A Saunders JT TEN	500.0000	5.5%
	333 East 91st Street, Apt 32A
	New York, NY 10128-5893

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and nature of Beneficial Ownership	(4) Percent of Classes
Class Z General Partner Redeemable Units	General Partner	192.1480	1.4%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$79,400
2014	$73,300

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Schedules of Investments at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the year ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements.

(2) Exhibits:

3.1(a)	Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on January 30, 2006 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 24, 2008 (filed as Exhibit 3.1(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on September 25, 2009 (filed as Exhibit 3.1(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on June 29, 2010 (filed as Exhibit 3.1(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of Delaware on April 15, 2011 (filed as Exhibit 3.1(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

3.2(a)	Application for Authority as filed in the office of the Secretary of State of the State of New York on February 2, 2006 (filed as Exhibit 3.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 24, 2008 (filed as Exhibit 3.2(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on June 30, 2010 (filed as Exhibit 3.2(d) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(d)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on May 10, 2011 (filed as Exhibit 3.2(e) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(e)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 6, 2011 (filed as Exhibit 3.2(f) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(f)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on September 29, 2011 (filed as Exhibit 3.2(c) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(g)	Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on August 12, 2013 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on August 14, 2013, and incorporated herein by reference)

3.3(a)	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment to the Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed January 5, 2016, and incorporated herein by reference)

10.1(a)	Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1(a) to the Annual Report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)	Amendment to the Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016, and incorporated herein by reference)

(c)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith)

10.2(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.2(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Krom River Trading A.G. and Krom River Investment Management (Cayman) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013, and incorporated herein by reference)

10.3(a)	Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)	Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)	Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)	Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith)

10.4	Form of Customer Agreement between the Partnership, Ceres Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5	Alternative Investment Placement Agent Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.6	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.7(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.8(a)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.6 to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference)

10.9	Amended and restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference)

10.10	Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith)

99.1	Financial Statements of MB Master Fund L.P.

99.2	Financial Statements of JEM Master Fund L.P.

101.INSXBRL Instance Document.

101.SCHXBRL Taxonomy Extension Schema Document.

101.CALXBRL Taxonomy Extension Calculation Linkbase Document.

101.LABXBRL Taxonomy Extension Label Linkbase Document.

101.PREXBRL Taxonomy Extension Presentation Linkbase Document.

101.DEFXBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Commodity Advisors Fund L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Exchange Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.