Form 10-Q
period 2016-03-31
COMMODITY ADVISORS FUND L.P.
filed 2016-05-12
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes       No X

As of April 30, 2016, 8,773.7578 Class A Limited Partnership Redeemable Units were outstanding and 10.1269 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets

Investment in the Funds (1), at fair value (cost $10,377,875 and $12,436,110 at March 31, 2016 and December 31, 2015, respectively)	$10,916,206	$12,973,939
Interest receivable	1,152	657
Cash at MS&Co.	97,590	86,302
Cash at bank	802	-

Total assets	$11,015,750	$13,060,898

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$17,939	$21,170
Management fees	12,415	16,210
General Partner fees	9,075	10,798
Professional fees	125,782	103,655
Redemptions payable to Limited Partners	131,962	982,936

Total liabilities	297,173	1,134,769

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
General Partner, Class Z, 143.2040 and 192.1480 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	117,834	160,960
Limited Partners, Class A, 9,001.2398 and 9,693.5638 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	10,592,410	11,671,339
Limited Partners, Class Z, 10.1269 and 112.0109 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	8,333	93,830

Total partners’ capital (net asset value)	10,718,577	11,926,129

Total liabilities and partners’ capital	$11,015,750	$13,060,898

Class A, net asset value per Redeemable Unit	$1,176.77	$1,204.03

Class Z, net asset value per Redeemable Unit	$822.84	$837.69

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

March 31, 2016

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$5,790,067	$5,766,125	53.80%
JEM Master Fund L.P.	4,587,808	5,150,081	48.04

Total investment in the Funds	$10,377,875	$10,916,206	101.84%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2015

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$8,833,760	$8,632,747	72.39%
JEM Master Fund L.P.	3,602,350	4,341,192	36.40

Total investment in the Funds	$12,436,110	$12,973,939	108.79%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$3,001	$410

Expenses:
Ongoing selling agent fees	55,797	91,478
Management fees	38,594	74,710
General Partner fees	28,423	46,562
Professional fees	75,618	69,984

Total expenses	198,432	282,734

Net investment loss	(195,431)	(282,324)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in the Funds	(72,066)	286,498
Net change in unrealized gains (losses) on investment in the Funds	502	595,448

Total trading results	(71,564)	881,946

Net income (loss)	$(266,995)	$599,622

Net income (loss) allocation by class:
Class A	$(261,635)	$586,674

Class Z	$(5,360)	$12,948

Net asset value per Redeemable Unit
Class A (9,001.2398 and 13,085.6618 Redeemable Units outstanding as of March 31, 2016 and 2015, respectively)	$1,176.77	$1,347.73

Class Z (153.3309 and 304.1589 Redeemable Units outstanding as of March 31, 2016 and 2015, respectively)	$822.84	$923.66

Net income (loss) per Redeemable Unit*
Class A	$(27.26)	$42.76

Class Z	$(14.85)	$33.79

Weighted average Redeemable Units outstanding
Class A	9,415.5505	13,477.4041

Class Z	253.8829	355.2382

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$11,671,339	9,693.5638	$254,790	304.1589	$11,926,129	9,997.7227
Subscriptions - Limited Partners	50,000	42.7090	-	-	50,000	42.7090
Net income (loss)	(261,635)	-	(5,360)	-	(266,995)	-
Redemptions - General Partner	-	-	(39,999)	(48.9440)	(39,999)	(48.9440)
Redemptions - Limited Partners	(867,294)	(735.0330)	(83,264)	(101.8840)	(950,558)	(836.9170)

Partners’ Capital, March 31, 2016	$10,592,410	9,001.2398	$126,167	153.3309	$10,718,577	9,154.5707

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2014	$17,698,651	13,562.5398	$336,783	378.4609	$18,035,434	13,941.0007
Subscriptions - Limited Partners	305,997	227.2510	-	-	305,997	227.2510
Net income (loss)	586,674	-	12,948	-	599,622	-
Redemptions - General Partner	-	-	(44,768)	(48.9960)	(44,768)	(48.9960)
Redemptions - Limited Partners	(955,390)	(704.1290)	(24,024)	(25.3060)	(979,414)	(729.4350)

Partners’ Capital, March 31, 2015	$17,635,932	13,085.6618	$280,939	304.1589	$17,916,871	13,389.8207

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Commodity Advisors Fund L.P (the “Partnership”) is a limited partnership which was organized on January 30, 2006, under the limited partnership laws of the State of Delaware. The Partnership commenced trading on October 1, 2006. Prior to May 1, 2011, the Partnership’s investment objective was to achieve capital appreciation through speculative trading, directly and indirectly, primarily in energy-related investments, including, without limitation, energy futures, energy forwards, options, swaps and other over-the-counter (“OTC”) instruments and securities of energy-related companies. Also, prior to May 1, 2011, the Partnership pursued its objective by allocating its capital among various energy focused portfolio managers, each of which had an individual trading strategy, primarily through investments in collective investment vehicles, including those operated by the General Partner (defined below) and, occasionally, through individually managed accounts.

The current objective of the Partnership is to achieve capital appreciation through speculative trading, directly and indirectly, in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Partnership may employ futures, option on futures and forward contracts in those markets. The Partnership may also engage in spot, swap and other derivative transactions with the approval of the General Partner. The commodity interests that are traded by the Partnership, through its investments in the Funds (as defined below), are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between June 23, 2006 (commencement of the initial offering period) and October 1, 2006, 9,475 redeemable units of limited partnership interest in the Partnership (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

From inception until March 31, 2011, the Partnership offered two classes of Redeemable Units: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change. Class Z Redeemable Units were first issued on October 1, 2011. As of March 31, 2016, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner of the Partnership (each, a “Limited Partner”) receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non- trading accounts at JPMorgan Chase Bank, N.A.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

All trading decisions are made for the Partnership by its two trading advisors (each an “Advisor”, and collectively, the “Advisors”). JE Moody & Company LLC (“JE Moody”) and Aventis Asset Management, LLC (“Aventis”) serve as the major commodity trading advisors to the Partnership. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e., commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. The General Partner will generally allocate the assets of the Partnership to “established” trading advisors (i.e., advisors with established trading strategies), but may also allocate assets to “emerging” trading advisors (i.e., trading advisors in the process of developing and refining their trading strategies). The General Partner has selected and will select commodity trading advisors for the Partnership that it believes possess the potential to be successful traders. The Advisors have various levels of experience in speculatively trading commodity interests and have various levels of experience in managing client funds.

Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors indirectly through investment in the Funds.

MB Master Fund L.P. (“MB Master”) and JEM Master Fund L.P. (“JEM Master”) have each entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in MB Master and JEM Master (collectively, the “Funds”), pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2016 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in the Funds in the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the average cost method.

Partnership’s Investments: The Partnership’s investments in the Funds are stated at fair value, which are based on (1) the Partnership’s net contribution to each Fund and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized gains/losses, of each Fund. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investments in the Funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investments is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date.

Funds’ Investments: All commodity interests of the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Funds’ Statements of Financial Condition. Net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts are reported on the Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies”. See Note 3, “Financial Highlights.”

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

Fair Value of Financial Instruments. The carrying value of the Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(6.83)	$(4.75)	$63.44	$43.27
Net investment loss	(20.43)	(10.10)	(20.68)	(9.48)

Increase (decrease) for the period	(27.26)	(14.85)	42.76	33.79
Net asset value per Redeemable Unit, beginning of period	1,204.03	837.69	1,304.97	889.87

Net asset value per Redeemable Unit, end of period	$1,176.77	$822.84	$1,347.73	$923.66

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Class A	Class Z	Class A	Class Z
Ratio to Average Limited Partners’ Capital:**
Net investment loss***	(7.0)%	(3.5)%	(6.3)%	(4.4)%

Operating expenses	7.1%	3.5%	6.3%	4.4%
Incentive fees	-	-	-	-

Total expenses	7.1%	3.5%	6.3%	4.4%

Total return:
Total return before incentive fees	(2.3)%	(1.8)%	3.3%	3.8%
Incentive fees	-	-	-	-

Total return after incentive fees	(2.3)%	(1.8)%	3.3%	3.8%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (other than incentive fees).
***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average partners’ capital and exclude the income and expenses of the Funds.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments, through its investments in the Funds. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Partnership’s Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

All commodity interests owned by the Funds are held for trading purposes.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds and the Partnership’s respective percentage ownership of each Fund. All clearing fees paid to MS&Co. are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of March 31, 2016 and December 31, 2015, and for the period ended March 31, 2016 and 2015, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Investments in the Funds:

On May 1, 2011, the assets allocated to Aventis for trading were invested in MB Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased an interest in MB Master with cash equal to $12,756,614. MB Master permits accounts managed by Aventis using the Aventis Diversified Commodity Strategy, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of MB Master. Individual and pooled accounts currently managed by Aventis, including the Partnership, are permitted to be limited partners of MB Master. The General Partner and Aventis believe that trading through this structure should promote efficiency and economy in the trading process.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2016.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

The Funds’ trading of futures, forward, swap and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds, and also charged directly at the Partnership level.

At March 31, 2016, the Partnership owned approximately 4.0% and 35.3% of MB Master and JEM Master, respectively. At December 31, 2015, the Partnership owned 5.4% and 39.0% of MB Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly, and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	March 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$153,291,355	$7,369,003	$145,922,352
JEM Master	14,626,492	34,655	14,591,837

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$160,197,353	$824,707	$159,372,646
JEM Master	11,192,959	67,453	11,125,506

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(626,005)	$3,473,274	$2,847,269
JEM Master	(144,637)	(279,997)	(424,634)

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(749,365)	$6,963,198	$6,213,833
JEM Master	(256,887)	2,495,817	2,238,930

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

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

The Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investment held. Such fluctuations are included in total trading results in the Funds’ Statement of Income and Expenses and Changes in Partners’ Capital.

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, commodity options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 10.1% from $11,926,129 to $10,718,577. This decrease was attributable to redemptions of 735.0330 Class A Redeemable Units totaling $867,294, redemptions of 101.8840 Class Z Redeemable Units totaling $83,264 and redemptions of 48.9440 General Partner Class Z Redeemable Units totaling $39,999, coupled with a net loss of $266,995. This was partially offset with subscriptions for 42.7090 Class A Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

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

Results of Operations

During the first quarter of 2016, the Partnership’s net asset value per Class A Redeemable Unit decreased 2.3% from $1,204.03 to $1,176.77, as compared to an increase of 3.3% in the first quarter of 2015. During the first quarter of 2016, the Partnership’s net asset value per Class Z Redeemable Unit decreased 1.8% from $837.69 to $822.84, as compared to an increase of 3.8% in the first quarter of 2015. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the first quarter of 2016 of $71,564. Losses were primarily attributable to the Funds’ trading of commodity futures in grains and livestock, and were partially offset by gains in energy and softs. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the first quarter of 2015 of $881,946. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, grains and metals, and were partially offset by losses in livestock and softs.

The most significant losses were incurred within the livestock sector during March from long positions in lean hog futures as prices moved lower in the second half of the month as falling beef prices reduced consumer demand for pork products. Within the grains markets, losses were recorded during January from short positions in corn and wheat futures as prices trended higher amid uncertainty over the implementation of taxes on Russian wheat exports and drought conditions in South Africa’s corn growing region. Additional losses within the grains complex were experienced during February from long positions in wheat and corn futures as prices slumped after the U.S. Department of Agriculture raised its estimates for global grain inventories to an all-time high for 2016. Falling consumption in China and India also added to the pressure of a growing global grain surplus. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the soft commodity sector during March from long positions in sugar, coffee, and cocoa futures as prices advanced as El Nino-linked weather patterns threatened many of the world’s commodity growing regions. Additional gains in the soft commodities were recorded during February from long positions in sugar futures as prices rallied after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Within the energy markets, gains were achieved during March from long positions in natural gas futures as prices rallied after the U.S. Energy Information Agency released data which indicated shale gas production could be reduced in the coming months. Additional gains in the energy sector were also recorded during January from short positions in crude oil futures as prices slumped amid volatility in the Chinese economy and expectations for a surge in Iranian exports.

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

The Partnership is paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest on U.S. Treasury bills and money market mutual fund securities will be retained by the Funds. Interest income for the three months ended March 31, 2016 increased by $2,591, as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which the Partnership, the Funds and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $35,681, as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is due to lower average adjusted net assets per Class during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $36,116, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average adjusted net assets per Class during the three months ended March 31, 2016, as compared to the corresponding period in 2015, as well as a reduction in management fees paid to JE Moody to an annual rate of 1.5% effective January 1, 2016.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three months ended March 31, 2016 decreased by $18,139, as compared to the corresponding period in 2015. The decrease in General Partner fees is due to lower average adjusted net assets per Class during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreements among the Partnership, the General Partner and each Advisor and are payable quarterly. There were no incentive fees earned for the three months ended March 31, 2016 and 2015, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

In allocating the assets of the Partnership among “established” commodity trading advisors, the General Partner considered, among other things, the Advisors’ past performance, trading style, volatility of markets traded and fee requirements. In selecting “emerging” advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the commodity trading advisors’ principals as well as the commodity trading advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may consider other factors in its sole discretion, including, but not limited to, (i) the quality of the commodity trading advisors’ risk control techniques, (ii) the quality of the commodity trading advisors’ research techniques and (iii) the commodity trading advisors’ company infrastructure and plan for development. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of March 31, 2016 and December 31, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2016		December 31, 2015
Aventis	5,595,120	52%	7,602,612	64%
JE Moody	5,123,457	48%	4,323,517	36%

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investments in the Funds. The Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Funds’ main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the Funds, over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership indirectly, through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments, held indirectly by each Fund, separately. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the Partnership’s total capitalization was $10,718,577.

March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization

Energy	$304,655	2.84%
Grains	41,825	0.39
Livestock	124,646	1.16
Metals	3,564	0.03
Softs	23,047	0.22

Total	$497,737	4.64%

As of December 31, 2015, the Partnership’s total capitalization was $11,926,129.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization

Energy	$52,278	0.44%
Grains	83,463	0.70
Livestock	123,335	1.03
Softs	39,378	0.33

Total	$298,454	2.50%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of March 31, 2016, MB Master’s total capitalization was $145,922,352. The Partnership owned approximately 4.0% of MB Master. As of March 31, 2016, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

	March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,774,294	2.59%	$4,322,875	$487,779	$3,191,036
Grains	557,822	0.38	1,732,532	29,700	712,083
Livestock	245,630	0.17	245,630	-	116,491
Metals	89,100	0.06	272,250	-	29,700
Softs	323,785	0.22	853,915	113,709	441,608

Total	$4,990,631	3.42%

*	Average of month-end Values at Risk.

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

As of March 31, 2016, JEM Master’s total capitalization was $14,591,837. The Partnership owned approximately 35.3% of JEM Master. As of March 31, 2016, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

	March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$435,364	2.98%	$1,295,646	$50,386	$277,235
Grains	55,275	0.38	213,510	55,275	116,893
Livestock	325,270	2.23	528,220	203,830	315,517
Softs	28,600	0.20	98,890	15,730	42,057

Total	$844,509	5.79%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were subscriptions for 42.7090 Class A Redeemable Units totaling $50,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class Z (c) Total Number of Redeemable Units Purchased*	Class Z (d) Average Price Paid per Redeemable Unit**	(e) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(f) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	253.8550	$1,194.74	-	N/A	N/A	N/A
February 1, 2016 - February 29, 2016	369.0390	$1,170.73	101.8840	$817.24	N/A	N/A
March 1, 2016 - March 31, 2016	112.1390	$1,176.77	-	N/A	N/A	N/A
	735.0330	$1,179.94	101.8840	$817.24

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

Certificate of Amendment of the Application for Authority as filed in the office of the Secretary of State of the State of New York on August 7, 2013 (filed as Exhibit 3.2(g) to the quarterly report on Form 10-Q filed on August 14, 2013, and incorporated herein by reference)

3.3 (a)	Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.3 to Amendment No. 1 to Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)	Amendment to the Third Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016, and incorporated herein by reference)

10.1 (a)

Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1(a) to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)

Amendment to the Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016, and incorporated herein by reference)

(c)

Letter from the General Partner to JE Moody & Company LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 28, 2016, and incorporated herein by reference)

10.2 (a)

Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)

Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)

Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the Current Report on Form 8- K filed on March 6, 2014, and incorporated herein by reference)

(d)

Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.3(d) to the annual report on Form 10-K filed on March 28, 2016, and incorporated herein by reference)

10.3

Alternative Investment Placement Agent Agreement between the Partnership, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.4	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5(a)

Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

(b)

Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.6(a)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.6 to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference.

10.7

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC, effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference)

10.8

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

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

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan Patrick T. Egan President and Director

Date:	May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director

Date:	May 12, 2016