Form 10-Q
period 2016-06-30
COMMODITY ADVISORS FUND L.P.
filed 2016-08-11
CIK 1369628

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes       No  X

As of July 31, 2016, 8,147.0598 Class A Limited Partnership Redeemable Units were outstanding and 10.1269 Class Z Limited Partnership Redeemable Units were outstanding.

COMMODITY ADVISORS FUND L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commodity Advisors Fund L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015

Assets:
Investment in the Funds (1), at fair value (cost $9,431,236 and $12,436,110 at June 30, 2016 and December 31, 2015, respectively)	$10,414,935	$12,973,939
Interest receivable	921	657
Cash at MS&Co.	72,906	86,302
Cash at bank	607	-

Total assets	$10,489,369	$13,060,898

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$17,095	$21,170
Management fees	11,715	16,210
General Partner fees	8,657	10,798
Professional fees	101,014	103,655
Redemptions payable to Limited Partners	88,917	982,936

Total liabilities	227,398	1,134,769

Partners’ Capital:
General Partner, Class A, 0.0000 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	-	-
General Partner, Class Z, 143.2040 and 192.1480 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	122,218	160,960
Limited Partners, Class A, 8,342.1198 and 9,693.5638 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	10,131,110	11,671,339
Limited Partners, Class Z, 10.1269 and 112.0109 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	8,643	93,830

Total partners’ capital (net asset value)	10,261,971	11,926,129

Total liabilities and partners’ capital	$10,489,369	$13,060,898

Class A, net asset value per Redeemable Unit	$1,214.45	$1,204.03

Class Z, net asset value per Redeemable Unit	$853.45	$837.69

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

June 30, 2016

(Unaudited)

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$5,323,444	$6,117,164	59.61%
JEM Master Fund L.P.	4,107,792	4,297,771	41.88

Total investment in the Funds	$9,431,236	$10,414,935	101.49%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Schedule of Investments

December 31, 2015

	Cost	Fair Value	% of Partners’ Capital
Investment in the Funds
MB Master Fund L.P.	$8,833,760	$8,632,747	72.39%
JEM Master Fund L.P.	3,602,350	4,341,192	36.40

Total investment in the Funds	$12,436,110	$12,973,939	108.79%

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$2,594	$325	$5,595	$735

Expenses:
Ongoing selling agent fees	52,351	84,597	108,148	176,075
Management fees	36,094	67,156	74,688	141,866
General Partner fees	26,498	42,980	54,921	89,542
Professional fees	55,278	72,896	130,896	142,880

Total expenses	170,221	267,629	368,653	550,363

Net investment loss	(167,627)	(267,304)	(363,058)	(549,628)

Trading Results:
Net gains (losses) on investment in the Funds:
Net realized gains (losses) on investment in the Funds	49,003	129,605	(23,063)	416,103
Net change in unrealized gains (losses) on investment in the Funds	445,368	(803,662)	445,870	(208,214)

Total trading results	494,371	(674,057)	422,807	207,889

Net income (loss)	$326,744	$(941,361)	$59,749	$(341,739)

Net income (loss) allocation by Class:
Class A	$322,050	$(927,788)	$60,415	$(341,114)

Class Z	$4,694	$(13,573)	$(666)	$(625)

Net asset value per Redeemable Unit
Class A (8,342.1198 and 12,486.0258 Redeemable Units outstanding as of June 30, 2016 and 2015, respectively)	$1,214.45	$1,276.20	$1,214.45	$1,276.20

Class Z (153.3309 and 304.1589 Redeemable Units outstanding as of June 30, 2016 and 2015, respectively)	$853.45	$879.03	$853.45	$879.03

Net income (loss) per Redeemable Unit*
Class A	$37.68	$(71.53)	$10.42	$(28.77)

Class Z	$30.61	$(44.63)	$15.76	$(10.84)

Weighted average Redeemable Units outstanding
Class A	8,730.1111	12,966.5068	9,072.8308	13,221.9555

Class Z	153.3309	304.1589	203.6069	329.6986

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Commodity Advisors Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2015	$11,671,339	9,693.5638	$254,790	304.1589	$11,926,129	9,997.7227
Subscriptions - Limited Partners	50,000	42.7090	-	-	50,000	42.7090
Net income (loss)	60,415	-	(666)	-	59,749	-
Redemptions - General Partner	-	-	(39,999)	(48.9440)	(39,999)	(48.9440)
Redemptions - Limited Partners	(1,650,644)	(1,394.1530)	(83,264)	(101.8840)	(1,733,908)	(1,496.0370)

Partners’ Capital, June 30, 2016	$10,131,110	8,342.1198	$130,861	153.3309	$10,261,971	8,495.4507

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units

Partners’ Capital, December 31, 2014	$17,698,651	13,562.5398	$336,783	378.4609	$18,035,434	13,941.0007
Subscriptions - Limited Partners	455,997	338.5490	-	-	455,997	338.5490
Net income (loss)	(341,114)	-	(625)	-	(341,739)	-
Redemptions - General Partner	-	-	(44,768)	(48.9960)	(44,768)	(48.9960)
Redemptions - Limited Partners	(1,878,879)	(1,415.0630)	(24,024)	(25.3060)	(1,902,903)	(1,440.3690)

Partners’ Capital, June 30, 2015	$15,934,655	12,486.0258	$267,366	304.1589	$16,202,021	12,790.1847

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

From inception until March 31, 2011, the Partnership offered two classes of Redeemable Units: “Class A” Redeemable Units and “Class B” Redeemable Units. As of March 31, 2011, the Partnership no longer offered Class B Redeemable Units. On May 1, 2011, the Partnership began offering “Class A” Redeemable Units, “Class D” Redeemable Units and “Class Z” Redeemable Units pursuant to the offering memorandum. All Redeemable Units issued prior to May 1, 2011 were deemed Class A Redeemable Units. The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units did not change. Class Z Redeemable Units were first issued on October 1, 2011. As of June 30, 2016, there were no Redeemable Units outstanding in Class D. Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner of the Partnership (each, a “Limited Partner”) receives upon a subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members).

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

MB Master Fund L.P. (“MB Master”) and JEM Master Fund L.P. (“JEM Master”) have each entered into a futures brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in MB Master and JEM Master (collectively, the “Funds”), pays MS&Co.(or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of the adjusted net assets of Class A Redeemable Units and (ii) 0.75% per year of the adjusted net assets of Class D Redeemable Units. The Partnership does not pay an ongoing selling agent fee with respect to Limited Partners holding Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered and/or exempted financial advisors who have sold Class A and/or Class D Redeemable Units.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and the changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

The financial statements of the Partnership have been prepared using the “Fund of Funds” approach, and accordingly, the Partnership’s pro-rata share of all revenue and expenses of the Funds is reflected as net change in unrealized gains (losses) on investment in the Funds on the Statements of Income and Expenses. Contributions to and withdrawals from the Funds are recorded on the effective date. The Partnership records a realized gain or loss on its investments in the Funds as the difference between the redemption proceeds and the related cost of such investment. In determining the cost of such investments, the Partnership uses the average cost method.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment: The Partnership’s investment in the Funds is stated at fair value, which is based on (1) the Partnership’s net contribution to each Fund and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the net change in unrealized gains/losses, of each Fund. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” as amended, permits, as a practical expedient, the Partnership to measure the fair value of its investment in the Funds on the basis of the net asset value per share (or its equivalent) if the net asset value per share of such investment is calculated in a manner consistent with the measurement principles of ASC Topic 946 “Financial Services – Investment Companies” as of the Partnership’s reporting date.

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

Net Income (loss) per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$56.72	$39.76	$(51.15)	$(35.12)	$49.99	$35.56	$12.29	$8.15
Net investment loss	(19.04)	(9.15)	(20.38)	(9.51)	(39.57)	(19.80)	(41.06)	(18.99)

Increase (decrease) for the period	37.68	30.61	(71.53)	(44.63)	10.42	15.76	(28.77)	(10.84)
Net asset value per Redeemable Unit, beginning of period	1,176.77	822.84	1,347.73	923.66	1,204.03	837.69	1,304.97	889.87

Net asset value per Redeemable Unit, end of period	$1,214.45	$853.45	$1,276.20	$879.03	$1,214.45	$853.45	$1,276.20	$879.03

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z

Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(6.5)%	(4.4)%	(6.3)%	(4.2)%	(6.8)%	(4.1)%	(6.3)%	(4.3)%

Operating expenses	6.6%	4.5%	6.3%	4.2%	6.9%	4.2%	6.3%	4.3%
Incentive fees	-	-	-	-	-	-	-	-

Total expenses	6.6%	4.5%	6.3%	4.2%	6.9%	4.2%	6.3%	4.3%

Total return:
Total return before incentive fees	3.2%	3.7%	(5.3)%	(4.8)%	0.9%	1.9%	(2.2)%	(1.2)%
Incentive fees	-	-	-	-	-	-	-	-

Total return after incentive fees	3.2%	3.7%	(5.3)%	(4.8)%	0.9%	1.9%	(2.2)%	(1.2)%

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

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on futures, forward and option contracts. The Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

The Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of June 30, 2016 and December 31, 2015, and for the periods ended June 30, 2016 and 2015, the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

6.	Investment in the Funds:

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

On May 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 12,594.1917 units of JEM Master with cash equal to $12,753,614. JEM Master permits accounts managed by JE Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of JEM Master. Individual and pooled accounts currently managed by JE Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and JE Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody have agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is set up to three times the amount of assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2016.

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

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level. All clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds, and also charged directly at the Partnership level.

At June 30, 2016, the Partnership owned approximately 4.1% and 35.9% of MB Master and JEM Master, respectively. At December 31, 2015, the Partnership owned 5.4% and 39.0% of MB Master and JEM Master, respectively. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly, and redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	June 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$156,051,127	$6,630,190	$149,420,937
JEM Master	12,403,217	433,642	11,969,575

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
MB Master	$160,197,353	$824,707	$159,372,646
JEM Master	11,192,959	67,453	11,125,506

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(689,796)	$21,601,411	$20,911,615
JEM Master	(124,117)	(826,843)	(950,960)

	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
MB Master	$(1,315,801)	$25,074,685	$23,758,884
JEM Master	(268,754)	(1,106,840)	(1,375,594)

Commodity Advisors Fund L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investments in the Funds, interest receivable and cash. The Funds do not engage in sales of goods or services. The Funds’ only assets are their cash at bank, expense reimbursement and equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, commodity options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions and redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital decreased 14.0% from $11,926,129 to $10,261,971. This decrease was attributable to redemptions of 1,394.1530 Class A Redeemable Units totaling $1,650,644, redemptions of 101.8840 Class Z Redeemable Units totaling $83,264 and redemptions of 48.9440 General Partner Class Z Redeemable Units totaling $39,999. This was partially offset with subscriptions for 42.7090 Class A Redeemable Units totaling $50,000, coupled with a net income of $59,749. Future redemptions can impact the amount of funds available for investment in the Funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized trading gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the second quarter of 2016, the Partnership’s net asset value per Class A Redeemable Unit increased 3.2% from $1,176.77 to $1,214.45, as compared to a decrease of 5.3% in the second quarter of 2015. During the second quarter of 2016, the Partnership’s net asset value per Class Z Redeemable Unit increased 3.7% from $822.84 to $853.45, as compared to a decrease of 4.8% in the second quarter of 2015. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the second quarter of 2016 of $494,371. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, grains and softs, and were partially offset by losses in livestock and metals. The Partnership experienced a net trading loss through its investment in the Funds before fees and expenses in the second quarter of 2015 of $674,057. Losses were primarily attributable to the Funds’ trading of commodity futures in energy, grains, livestock, metals and softs.

The most significant gains were achieved within the energy markets during June from long positions in natural gas futures as prices rose dramatically on increased demand from homes and businesses as extreme heat enveloped much of the U.S. Additional gains in this sector were experienced during April from long positions in crude oil futures as prices surged as data from the Energy Information Agency indicated U.S. crude production continued to decline for a second month. Within the grains complex, gains were recorded primarily during June from short positions in wheat futures as strong winter wheat harvests in the Northern Hemisphere and ample global supplies moved prices lower. Gains were also recorded within the soft commodity sector during April from long positions in sugar and cocoa futures as prices advanced as El Nino-linked weather patterns threatened many of the world’s commodity growing regions. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the livestock markets during June from short positions in lean hog futures as prices moved higher amid increased demand for pork products heading into the summer months. Additional losses within this sector were experienced during April from short positions in lean hog futures as prices moved higher amid a pork shortage in China.

During the Partnership’s six months ended June 30, 2016, the Partnership’s net asset value per Class A Redeemable Unit increased 0.9% from $1,204.03 to $1,214.45, as compared to a decrease of 2.2% in the six months ended June 30, 2015. During the Partnership’s six months ended June 30, 2016, the Partnership’s net asset value per Class Z Redeemable Unit increased 1.9% from $837.69 to $853.45, as compared to a decrease of 1.2% in the six months ended June 30, 2015. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the six months ended June 30, 2016 of $422,807. Gains were primarily attributable to the Fund’s trading of commodity futures in energy, grains and softs, and were partially offset by losses in livestock and metals. The Partnership experienced a net trading gain through its investment in the Funds before fees and expenses in the six months ended June 30, 2015 of $207,889. Gains were primarily attributable to the Funds’ trading of commodity futures in energy, and were partially offset by losses in grains, livestock, metals and softs.

The most significant gains were achieved within the energy markets during June from long positions in natural gas futures as prices rose dramatically on increased demand from homes and businesses as extreme heat enveloped much of the U.S. Additional gains within the energy complex were recorded from positions in crude oil futures during January and April. Within the soft commodity sector, gains were recorded during March and April from long positions in sugar, coffee, and cocoa futures as prices advanced as El Nino-linked weather patterns threatened many of the world’s commodity growing regions. Additional gains in the soft commodities were recorded during February from long positions in sugar futures as prices rallied after industry reports indicated that the global sugar market could be headed to its first shortage in five years. Gains within the grains markets were experienced primarily during June from short positions in wheat futures as strong winter wheat harvests in the Northern Hemisphere and ample global supplies moved prices lower. A portion of the Partnership’s gains for the first six months of the year was offset by losses incurred within the livestock markets during June from short positions in lean hog futures as prices moved higher amid increased demand for pork products heading into the summer months. Losses within the livestock sector were also incurred during March from long positions in lean hog futures as prices declined in the second half of the month as falling beef prices reduced consumer demand for pork products.

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

The Partnership is paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month at the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Funds. Interest income for the three and six months ended June 30, 2016 increased by $2,269 and $4,860, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which the Partnership, the Funds and MS&Co. have no control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value for each Class of Redeemable Units as of the end of each month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $32,246 and $67,927, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average adjusted net assets per Class during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the adjusted net asset value of each Class of Redeemable Units allocated to the respective Advisor at the end of the month and, therefore, are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $31,062 and $67,178, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average adjusted net assets per Class during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, as well as a reduction in management fees paid to JE Moody to an annual rate of 1.5% effective January 1, 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the adjusted net asset value for each Class of Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $16,482 and $34,621, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average adjusted net assets per Class during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees are based on the new trading profits generated by each Advisor as defined in the respective management agreements among the Partnership, the General Partner and each Advisor and are payable quarterly. There were no incentive fees earned for the three and six months ended June 30, 2016 and 2015, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid an incentive fee until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of June 30, 2016 and March 31, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2016		March 31, 2016
Aventis	5,987,216	58%	5,595,120	52%
JE Moody	4,274,755	42%	5,123,457	48%

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by the Funds are acquired for speculative trading purposes, and all or substantially all of the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main line of business.

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

The Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and a Fund’s past performance is not necessarily indicative of future results.

“Value at Risk” is a measure of the maximum amount which the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Funds’ speculative trading and the recurrence in the markets traded by the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Funds’ losses in any market sector will be limited to Value at Risk or by the Funds’ attempts to manage their market risk.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category, through its investment in the Funds, as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Partnership’s total capitalization was $10,261,971.

June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization
Energy	$127,887	1.25%
Grains	22,256	0.22
Livestock	81,270	0.79
Metals	8,682	0.08
Softs	25,551	0.25

Total	$265,646	2.59%

As of December 31, 2015, the Partnership’s total capitalization was $11,926,129.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization
Energy	$52,278	0.44%
Grains	83,463	0.70
Livestock	123,335	1.03
Softs	39,378	0.33

Total	$298,454	2.50%

The following tables indicate the trading Value at Risk associated with the Partnership’s investments in the Funds by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of June 30, 2016, MB Master’s total capitalization was $149,420,937. The Partnership owned approximately 4.1% of MB Master. As of June 30, 2016, MB Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Aventis for trading) was as follows:

	June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$252,982	0.17%	$4,319,514	$94,927	$322,084
Grains	542,837	0.36	2,443,791	190,202	1,537,528
Metals	211,750	0.14	346,500	-	70,583
Softs	349,666	0.23	850,555	91,095	401,538

Total	$1,357,235	0.90%

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

 As of June 30, 2016, JEM Master’s total capitalization was $11,969,575. The Partnership owned approximately 35.9% of JEM Master. As of June 30, 2016, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

	June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$327,340	2.73%	$903,181	$197,478	$415,097
Livestock	226,380	1.89	387,090	-	185,698
Softs	31,240	0.26	114,180	-	21,248

Total	$584,960	4.88%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no subscriptions for the three months ended June 30, 2016. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option and forward contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	227.4820	$1,187.87	N/A	N/A
May 1, 2016 - May 31, 2016	358.4220	$1,183.56	N/A	N/A
June 1, 2016 - June 30, 2016	73.2160	$1,214.45	N/A	N/A
	659.1200	$1,188.48

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

10.1 (a)

Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1(a) to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)

Amendment to the Second Amended and Restated Management Agreement among the Partnership, Ceres Managed Futures LLC and J E Moody & Company LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016, and incorporated herein by reference)

(c)

Letter from the General Partner to JE Moody & Company LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.1(c) to the annual report on Form 10-K filed on March 28, 2016, and incorporated herein by reference)

10.2 (a)

Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3 (a) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(b)

Amendment to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.3(b) to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

(c)

Amendment No. 2 to the Management Agreement among the Partnership, Ceres Managed Futures LLC and Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference)

(d)

Letter from the General Partner to Aventis Asset Management, LLC (formerly Misfit Financial Group, LLC) extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.3(d) to the annual report on Form 10-K filed on March 28, 2016, and incorporated herein by reference)

10.3

Amended and Restated Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Smith Barney LLC effective March 3, 2016 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016, and incorporated herein by reference)

10.4	Form of Subscription Agreement (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on June 29, 2012, and incorporated herein by reference)

10.5 (a)

Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(a) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference

(b)

Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.9(b) to Amendment No. 1 to the Form 10-12G/A filed on November 7, 2012, and incorporated herein by reference)

10.6 (a)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective October 29, 2013 (filed as Exhibit 10.6 to the annual report on Form 10-K filed on March 30, 2015, and incorporated herein by reference)

(b)

U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015, and incorporated herein by reference)

10.7

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

IO1.LAB	XBRL Taxonomy Extension Label Linkbase Document.

IO1.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

IO1.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMODITY ADVISORS FUND L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 11, 2016